Form 10-Q
period 2014-09-30
Ben Franklin Financial, Inc.
filed 2014-12-29
CIK 1618798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-198702

Ben Franklin Financial, Inc.

(Exact name of registrant as specified in its charter)

Maryland	67-1746204
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

830 East Kensington Road, Arlington Heights, Illinois	60004
(Address of principal executive offices)	(Zip Code)

(847) 398-0990

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of common stock as of December 23, 2014: None

BEN FRANKLIN FINANCIAL, INC.

EXPLANATORY NOTE

Ben Franklin Financial, Inc., a Maryland corporation (“New Ben Franklin”), was formed on September 5, 2014 to serve as the stock holding company for Ben Franklin Bank of Illinois (the “Bank”) as part of the mutual-to-stock conversion of Ben Franklin Financial, MHC. As of September 30, 2014, the conversion had not been completed, and, as of that date, New Ben Franklin had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Ben Franklin Financial, Inc., a Federal corporation (the “Company”), is included in this Quarterly Report.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$812	$1,019
Interest-earning deposit accounts and federal funds sold	17,202	18,941

Cash and cash equivalents	18,014	19,960
Securities available-for-sale	4,683	2,904
Loans receivable, net of allowance for loan losses of $1,295 at September 30, 2014 and $1,302 at December 31, 2013	61,532	70,560
Federal Home Loan Bank stock	921	921
Premises and equipment, net	574	636
Repossessed assets, net	714	1,088
Accrued interest receivable	200	230
Other assets	580	62

Total assets	$87,218	$96,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits – noninterest-bearing	$2,767	$2,749
Demand deposits – interest-bearing	9,233	9,465
Savings deposits	10,425	9,534
Money market deposits	13,453	15,989
Certificates of deposit	41,792	48,007

Total deposits	77,670	85,744
Advances from borrowers for taxes and insurance	388	579
Other liabilities	363	342
Common stock in ESOP subject to contingent purchase obligation	114	79

Total liabilities	78,535	86,744

Stockholders’ equity
Preferred stock, no par value; authorized 1,000,000 shares no shares issued and outstanding:
Common stock, par value $0.01 per share; authorized 20,000,000 shares issued and outstanding, net of treasury shares, at:
September 30, 2014 – 1,949,956 shares
December 31, 2013 – 1,949,956 shares	20	20
Additional paid-in-capital	8,241	8,269
Treasury stock, at cost – 68,270 shares at September 30, 2014 and December 31, 2013	(462)	(462)
Retained earnings, substantially restricted	1,364	2,271
Unearned Employee Stock Ownership Plan (ESOP) shares	(368)	(406)
Accumulated other comprehensive income	2	4
Reclassification of ESOP shares	(114)	(79)

Total stockholders’ equity	8,683	9,617

Total liabilities and stockholders’ equity	$87,218	$96,361

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Loans	$767	$925	$2,392	$2,926
Securities	21	15	52	45
Federal funds sold and interest earning deposit accounts	7	8	23	19

	795	948	2,467	2,990

Interest expense
Deposits	105	136	336	429

	105	136	336	429

Net interest income	690	812	2,131	2,561

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	690	812	2,131	2,561

Non-interest income (loss)
Service fee income	21	32	69	80
Gain (loss) on sale of other assets, net	(47)	—	(54)	64
Other	12	4	46	7

	(14)	36	61	151

Non-interest expense
Compensation and employee benefits	489	404	1,386	1,286
Occupancy and equipment	153	147	450	439
Data processing services	86	81	258	231
Professional fees	87	71	255	299
FDIC insurance premiums	47	53	149	168
Repossessed asset expenses, net	96	101	260	151
Other	96	101	340	286

	1,054	958	3,098	2,860

Loss before income taxes	(378)	(110)	(906)	(148)

Income tax	6	3	1	28

Net loss	(384)	(113)	$(907)	$(176)

Loss per common share basic and diluted	(0.20)	(0.06)	(0.47)	(0.09)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(384)	$(113)	$(907)	$(176)

Other comprehensive loss
Unrealized holding losses arising during the period	(15)	(7)	(4)	(71)
Tax effect	(6)	(3)	(2)	(28)

Net of tax	(9)	(4)	(2)	(43)

Comprehensive loss	$(393)	$(117)	$(909)	$(219)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014 and 2013 – (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2013	$20	$8,278	$(462)	$3,098	$(456)	$54	$(50)	$10,482
Net loss	—	—	—	(176)	—	—	—	(176)
Other comprehensive loss	—	—	—	—	—	(43)	—	(43)
Earned ESOP shares and other stock based compensation	—	—	—	—	38	—	—	38
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(54)	(54)

Balance at September 30, 2013	20	8,278	(462)	2,922	(418)	11	(104)	10,247

Balance at January 1, 2014	$20	$8,269	$(462)	$2,271	$(406)	$4	$(79)	$9,617
Net loss	—	—	—	(907)	—	—	—	(907)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Earned ESOP shares and other stock based compensation	—	(28)	—	—	38	—	—	10
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(35)	(35)

Balance at September 30, 2014	$20	$8,241	$(462)	$1,364	$(368)	$2	$(114)	$8,683

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(907)	$(176)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	88	88
ESOP and other stock based compensation, net	10	38
Amortization of premiums and discounts	—	4
Loss (gain) on sale of repossessed assets	54	(64)
Write-down of repossessed assets	190	81
Changes in:
Deferred loan costs	19	17
Accrued interest receivable	30	55
Other assets	(516)	225
Other liabilities	25	12

Net cash from operating activities	(1,007)	280

Cash flows from investing activities
Principal repayments on mortgage-backed securities	217	206
Calls and maturities of securities available for sale	1,000	1,000
Purchase of securities available for sale	(3,000)	(1,000)
Net decrease in loans	8,840	9,234
Sales of repossessed assets	295	805
Expenditures for premises and equipment	(26)	(27)

Net cash from investing activities	7,326	10,218

Cash flows from financing activities
Net decrease in deposits	(8,074)	(2,823)
Net change in advances from borrowers for taxes and insurance	(191)	(244)

Net cash from financing activities	(8,265)	(3,067)

Net change in cash and cash equivalents	(1,946)	7,431

Cash and cash equivalents at beginning of year	19,960	12,236

Cash and cash equivalents at end of period	$18,014	$19,667

Supplemental disclosures
Interest paid	$335	$429
Transfers from loans to repossessed assets	169	550

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Ben Franklin Financial, Inc. (the “Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s Annual Report for the year ended December 31, 2013 and the Company’s prospectus dated November 12, 2014. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s 2013 Annual Report and the Company’s prospectus dated November 12, 2014.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposit accounts with the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). Ben Franklin Financial, MHC (the “MHC”), a federally chartered mutual holding company, owns 1,091,062 shares of the Company’s common stock and will continue to own at least a majority of the Company’s common stock as long as the MHC exists.

On September 12, 2014, the Company filed with the Securities and Exchange Commission (“SEC”) to sell 423,329 shares in a second step offering and plan of conversion. Under the plan of conversion, Ben Franklin Financial, Inc., a Maryland corporation (“New Ben Franklin”) will become the new stock holding company of the Bank.

Note 2 – Recent Losses and Management Plans

The Company incurred net losses of $907 during the nine months ended September 30, 2014 and $827 during the year ended December 31, 2013. The losses are largely a result of asset quality issues and our declining net interest income. Despite these losses, the Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio was 15.6% and 9.1% at September 30, 2014 and 14.8% and 9.2% at December 31, 2013. Due to our financial condition over the past several years, the Bank entered into a Consent Order (“Order”) with the Office of the Comptroller of the Currency (“OCC”) on December 19, 2012. The Order outlines areas of weakness that the Bank must improve related to asset quality including valuations, classifications, monitoring, concentrations, and allowance for loan losses; capital and strategic planning; liquidity management; consumer compliance; and management and board structure along with time frames for completion. The Order mandated that the Bank maintain a total risk-based capital ratio of at least 13% and a Tier 1 leverage ratio of at least 9% beginning on March 31, 2013. At September 30, 2014 and December 31, 2013, the Bank was in compliance with the required minimum ratios.

Management has initiated specific plans to reduce credit risk and improve the Bank’s regulatory capital ratios. The Company contributed $1.3 million to the Bank during 2013 to meet the Bank’s capital requirements during the year. The Company has $421 and $396 of cash at September 30, 2014 and December 31, 2013. The Company is in the process of a public offering of common stock. The proceeds of the public stock offering will be used to contribute additional capital to the Bank. If the Bank is unable to meet the capital requirements and other requirements of the Order, the OCC may institute other corrective measures and has enforcement powers to impose additional restrictions on the Bank’s operations, including seizure. Although management believes that it will successfully maintain the required capital ratios, there can be no assurance that they will be able to do so, nor that they will be able to comply fully with the provisions of the Order. Only the OCC has the ability to determine whether or not the provisions of the Order have been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – New Accounting Standards

In July 2014 in an effort to foster additional consistency in recognizing revenue the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if 1) The customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) The entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) The entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities the amendments of the update are effective for interim and annual reporting periods beginning after December 15, 2016. Management is evaluating the impact of adopting this update on the Company’s financial position, results of operations or cash flows.

On August 2014, Accounting Standards Update 2014-15 Presentation of Financial Statements – Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Adopting this pronouncement is not expected to have a material impact on the results of operations, financial condition, or financial statement disclosures of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Loans

The following table sets forth the composition of our loan portfolio by segment and class, at the dates indicated.

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Secured by one- to four- family	$31,645	50.35%	$32,301	44.94%
Secured by multi-family	10,526	16.74	12,567	17.48
Secured by commercial real estate	9,899	15.75	10,929	15.21
Secured by land	218	0.35	335	0.47

Total first mortgage loans	52,288	83.19	56,132	78.10

Commercial, consumer and other loans:
Home equity lines-of-credit	7,893	12.56	11,506	16.01
Commercial business loans	971	1.54	1,755	2.44
Automobile loans	1,681	2.67	2,481	3.45
Other consumer loans	28	0.04	3	0.00

Total commercial, consumer and other loans	10,573	16.81	15,745	21.90

Gross loans	62,861	100.00	71,877	100.00

Premiums and net deferred loan costs	(34)		(15)
Allowance for loan losses	(1,295)		(1,302)

Total loans, net	$61,532		$70,560

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the three and nine months ended September 30, 2014 and 2013.

	First Mortgages					Commercial, Consumer and Other
	(Dollars in thousands)
	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the three months ended September 30, 2014
Allowance for loan losses
Beginning balance	$609	$186	$273	$7	$—	$120	$11	$88	$—	$1,294
Provision for loan losses	(53)	28	26	(1)	—	(18)	(7)	(2)	27	—
Loans charged-off	(12)	—	—	—	—	—	—	—	—	(12)
Recoveries	6	—	—	1	—	—	6	—	—	13

Total ending allowance balance September 30, 2014	$550	$214	$299	$7	$—	$102	$10	$86	$27	$1,295

For the three months ended September 30, 2013
Allowance for loan losses
Beginning balance	$707	$302	$797	$6	$—	$97	$93	$16	$—	$2,018
Provision for loan losses	49	159	(327)	1	—	(6)	117	7	—	—
Loans charged-off	—	—	(2)	—	—	—	—	(5)	—	(7)
Recoveries	17	—	—	—	—	—	—	—	—	17

Total ending allowance balance September 30, 2013	$773	$461	$468	$7	$—	$91	$210	$18	$—	$2,028

	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the nine months ended September 30, 2014
Allowance for loan losses
Beginning balance	$589	$252	$300	$7	$—	$78	$20	$56	$—	$1,302
Provision for loan losses	(30)	(38)	(187)	6	(4)	42	140	44	27	—
Loans charged-off	(15)	—	—	(6)	—	(18)	(166)	(16)	—	(221)
Recoveries	6	—	186	—	4	—	16	2	—	214

Total ending allowance balance September 30, 2014	$550	$214	$299	$7	$—	$102	$10	$86	$27	$1,295

For the nine months ended September 30, 2013
Allowance for loan losses
Beginning balance	$786	$440	$601	$31	$14	$86	$108	$29	$—	$2,095
Provision for loan losses	19	21	(131)	6	(14)	5	102	(8)	—	—
Loans charged-off	(49)	—	(2)	(30)	—	—	—	(5)	—	(86)
Recoveries	17	—	—	—	—	—	—	2	—	19

Total ending allowance balance September 30, 2013	$773	$461	$468	$7	$—	$91	$210	$18	$—	$2,028

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impaired method at the dates indicated. The recorded investment in loans excludes accrued interest and loan origination fees due to immateriality.

	Loan Balance			Allowance
	(Dollars in thousands)
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
September 30, 2014

One-to-four-family	$1,171	$30,474	$31,645	$106	$444	$550
Multi-family	3,237	7,289	10,526	83	131	214
Commercial real estate	—	9,899	9,899	—	299	299
Land	—	218	218	—	7	7
Home equity lines of credit	—	7,893	7,893	—	102	102
Commercial	158	813	971	—	10	10
Automobile	—	1,681	1,681	—	86	86
Other consumer	—	28	28	—	27	27

Total	$4,566	$58,295	$62,861	$189	$1,106	$1,295

December 31, 2013

One-to-four-family	$1,084	$31,217	$32,301	$111	$478	$589
Multi-family	3,328	9,239	12,567	112	140	252
Commercial real estate	487	10,442	10,929	71	229	300
Land	102	233	335	—	7	7
Home equity lines of credit	—	11,506	11,506	—	78	78
Commercial	269	1,486	1,755	—	20	20
Automobile	—	2,481	2,481	—	56	56
Other consumer	—	3	3	—	—	—

Total	$5,270	$66,607	$71,877	$294	$1,008	$1,302

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information related to loans individually evaluated for impairment by class of loans.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
September 30, 2014
With no related allowance recorded
One-to-four-family	$999	$612	$—	$514	$—	$—
Multi-family	2,828	2,477	—	2,503	67	67
Commercial real estate	—	—	—	132	1	1
Land	—	—	—	90	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	361	158	—	194	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	4,188	3,247	—	3,433	68	68

With an allowance recorded
One-to-four-family	559	559	106	576	24	24
Multi-family	760	760	83	768	35	35
Commercial real estate	—	—	—	95	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	1,319	1,319	189	1,439	59	59

Total	$5,507	$4,566	$189	$4,872	$127	$127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
September 30, 2013
With no related allowance recorded
One-to-four-family	$457	$9	$9
Multi-family	913	26	26
Commercial real estate	—	—	—
Land	117	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Commercial	583	20	20
Automobile	—	—	—
Other consumer	—	—	—

Total with no related allowance recorded	2,070	55	55

With an allowance recorded
One-to-four-family	752	21	21
Multi-family	2,382	81	81
Commercial real estate	378	25	25
Land	—	—	—
Construction	—	—	—
Home equity line of credit	—	—	—
Commercial	—	—	—
Automobile	—	—	—
Other consumer	—	—	—

Total with a related allowance recorded	3,512	127	127

Total	$5,582	$182	$182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
December 31, 2013
With no related allowance recorded
One-to-four-family	$928	$514	$—	$483	$9	$9
Multi-family	1,287	936	—	916	38	38
Commercial real estate	241	203	—	54	6	6
Land	131	102	—	113	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	472	269	—	526	20	20
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—		—

Total with no related allowance recorded	3,059	2,024	—	2,092	73	73

With an allowance recorded
One-to-four-family	570	570	111	707	27	27
Multi-family	2,392	2,392	112	2,385	126	126
Commercial real estate	823	284	71	426	25	25
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	3,785	3,246	294	3,518	178	178

Total	$6,844	$5,270	$294	$5,610	$251	$251

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at the dates indicated by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
			(Dollars in thousands)
September 30, 2014

One-to-four-family	$149	$—	$—	$612	$30,884	$31,645
Multi-family	—	—	—	592	9,934	10,526
Commercial real estate	—	—	—	—	9,899	9,899
Land	—	—	—	—	218	218
Home equity line of credit	—	—	—	—	7,893	7,893
Commercial	—	—	—	158	813	971
Automobile	—	—	—	—	1,681	1,681
Other consumer	—	—	—	—	28	28

Total	$149	$—	$—	$1,362	$61,350	$62,861

December 31, 2013

One-to-four-family	$315	$—	$—	$514	$31,472	$32,301
Multi-family	—	—	—	936	11,631	12,567
Commercial real estate	—	—	—	487	10,442	10,929
Land	—	—	—	102	233	335
Home equity line of credit	—	—	—	—	11,506	11,506
Commercial	—	—	—	269	1,486	1,755
Automobile	28	—	—	—	2,453	2,481
Other consumer	—	—	—	—	3	3

Total	$343	$—	$—	$2,308	$69,226	$71,877

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the ability of a borrower to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. The analysis includes the non-homogeneous loans, such as multi- family, commercial real estate, construction, and commercial loans. The analysis is performed on a quarterly basis. Homogeneous loans are monitored based on past due status of the loan. The risk category of these loans is evaluated at origination, when a loan becomes delinquent or when a borrower requests a concession.

Substandard

Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful

Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The following table reflects the risk category by loans at the dates indicated based on the most recent analysis performed.

	Pass	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2014

One-to-four-family	$31,033	$612	$—	$31,645
Multi-family	9,934	592	—	10,526
Commercial real estate	9,899	—	—	9,899
Land	218	—	—	218
Home equity lines of credit	7,893	—	—	7,893
Commercial	813	158	—	971
Automobile	1,681	—	—	1,681
Other consumer	1	27	—	28

Total	$61,472	$1,389	$—	$62,861

December 31, 2013

One-to-four-family	$31,787	$514	$—	$32,301
Multi-family	11,631	936	—	12,567
Commercial real estate	10,442	203	284	10,929
Land	233	102	—	335
Home equity lines of credit	11,506	—	—	11,506
Commercial	1,486	269	—	1,755
Automobile	2,481	—	—	2,481
Other consumer	3	—	—	3

Total	$69,569	$2,024	$284	$71,877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-performing assets and troubled debt restructurings

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30, 2014	December 31, 2014
	(Dollars in thousands)
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$512	$414
Multi-family	—	—
Commercial	—	487
Construction	—	—
Land	—	102
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total non-accrual loans	512	1,003

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total loans 90 days or more past due and still accruing	—	—

Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	100	100
Multi-family	592	936
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	158	269
Automobile loans	—	—
Other consumer loans	—	—

Total non-accruing troubled debt restructured loans	850	1,305

Total non-performing loans	1,362	2,308

Repossessed Assets:
Real estate loans:
One- to four-family residential	—	56
Multi-family	—	—
Commercial	437	542
Construction	—	—
Land	277	489
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	1
Other consumer loans	—	—

Total foreclosed assets	714	1,088

Total non-performing assets	$2,076	$3,396

Total accruing troubled debt restructured loans	$3,204	$2,963

Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	2.17%	3.21%
Non-performing assets to total assets	2.38%	3.52%
Non-performing assets and accruing troubled debt restructurings to total assets	6.05%	6.60%

(1)	Non-performing loans consist of non-accruing loans and non-accruing trouble debt restructurings
(2)	Non-performing assets consist of non-performing loans and repossessed assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There have been no loan modifications during the year ended December 31, 2013 or during the nine months ended September 30, 2014.

Note 5 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss) (Dollars in thousands)	$(384)	$(113)	$(907)	$(176)
Weighted average common shares outstanding	1,912,559	1,907,489	1,911,222	1,906,171
Basic and diluted income (loss) per share	$(0.20)	$(0.06)	$(0.47)	$(0.09)

Note 6 – Fair Value Measures

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities Available-for-Sale: The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Repossessed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Other real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once received, management reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Upon sale of collateral, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for the remaining assets carried at fair value.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Assets
Securities available for sale
U.S. government-sponsored entities	$3,963	$—	$3,963	$—
Residential mortgaged-backed	720	—	720	—

	$4,683	$—	$4,683	$—

December 31, 2013
Assets
Securities available for sale
U.S. government-sponsored entities	$1,957	$—	$1,957	$—
Residential mortgaged-backed	947	—	947	—

	$2,904	$—	$2,904	$—

There were no transfers between Level 1, Level 2, and Level 3 during the nine-month period ended September 30, 2014 or the year ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Assets
Impaired loans
Multi-family	$677	$—	$—	$677

Total impaired loans	$677	$—	$—	$677

Repossessed assets
Commercial real estate	$437	$—	$—	437
Land	277	—	—	277

Total repossessed assets	$714	$—	$—	$714

December 31, 2013
Assets
Impaired loans
One-to-four-family	$459	$—	$—	$459
Multi-family	2,280	—	—	2,280
Commercial real estate	213	—	—	213

Total impaired loans	$2,952	$—	$—	$2,952

Repossessed assets
One-to-four-family	$56	$—	$—	$56
Commercial real estate	542	—	—	542
Land	489	—	—	489
Automobile	1	—	—	1

Total repossessed assets	$1,088	$—	$—	$1,088

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $760 with an $83 valuation allowance at September 30, 2014. The impaired loans resulted in no provision for loan loss for the nine months ended September 30, 2014 and 2013. At December 31, 2013, impaired loans had an aggregate balance of $3,246 with a $294 valuation allowance.

Repossessed assets, consisting of other real estate owned, repossessed automobiles, and other repossessed assets are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $714 at September 30, 2014, consisting of the cost basis of $1,031 and a valuation allowance of $317. Repossessed assets were carried at $1,088 at December 31, 2013, consisting of the cost basis of $1,299 and a valuation allowance of $211. Write-downs on repossessed assets were $190 and $81 for the nine months ended September 30, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

September 30, 2014

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
Multi-family	$677	Sales comparison approach	Adjustment for differences between the comparable sales	(20.7%) – 1.3%

Other real estate owned
Commercial real estate	$437	Sales comparison approach	Adjustment for differences between the comparable sales	(3.4%) – 8.6%
Land	$277	Sales comparison approach	Adjustment for differences between the comparable sales	(48.4%) – 4.5%

December 31, 2013

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$459	Sales comparison approach	Adjustment for differences between the comparable sales	1.6% – 17.7%
Multi-family	$2,280	Sales comparison approach	Adjustment for differences between the comparable sales	(11.2%) – 13.1%
Commercial real estate	$213	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0%) – (25.0%)

Other real estate owned
One-to-four-family	$56	Sales comparison approach	Adjustment for differences between the comparable sales	(19.6%) – (11.3%)
Commercial real estate	$542	Sales comparison approach	Adjustment for differences between the comparable sales	(35.9%) – (48.3%)
Land	$489	Sales comparison approach	Adjustment for differences between the comparable sales	6.8% – 14.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2014 (Unaudited) Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,014	$18,014	$—	$—	$18,014
Securities available-for-sale	4,683	—	4,683	—	4,683
Loans receivable, net	61,532	—	—	61,247	61,247
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	200	—	12	188	200

Financial liabilities
Demand, money market, and savings	$35,878	$35,878	$—	$—	$35,878
Certificates of deposits	41,792	—	41,785	—	41,785
Accrued interest payable	1	—	1	—	1

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,960	$19,960	$—	$—	$19,960
Securities available-for-sale	2,904	—	2,904	—	2,904
Loans receivable, net	70,560	—	—	70,881	70,881
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	230	—	9	221	230

Financial liabilities
Demand, money market, and savings	$37,737	$37,737	$—	$—	$37,737
Certificates of deposits	48,007	—	47,981	—	47,981
Accrued interest payable	—	—	—	—	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1

(b)	Loans receivable, net

Fair values of loans receivable, net are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(c)	FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(d)	Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value and is classified as Level 2 for securities and Level 3 for loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(e)	Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest demand, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) and are classified as Level 1. The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date are classified as a Level 2. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(f)	Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value and is classified as Level 2.

Note 7 – Regulatory Capital Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s operations and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. On December 19, 2012, the Bank entered into the Order with the OCC, which, among other things, included a requirement to maintain a total risk-based capital ratio of at least 13% and a minimum Tier 1 leverage capital ratio of at least 9% beginning on March 31, 2013. As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at September 30, 2014 and December 31, 2013. While under the Order, the Bank cannot be consider “well capitalized”. During 2013, the Bank met the requirements of the minimum capital ratios with an additional capital contribution of $1,000 during the first quarter of 2013 and $300 during the fourth quarter of 2013 from the Company. The Company did not contribute capital to the Bank during the nine-months ended September 30, 2014.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required By the Current Order (effective March 31, 2013)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital (to risk-weighted assets)	$8,649	15.6%	$4,481	8.0%	$7,282	13.0%
Tier 1 (core) capital (to risk-weighted assets)	7,949	14.4	2,241	4.0	N/A	N/A
Tier 1 (core) capital (to adjusted total assets)	7,949	9.1	3,489	4.0	7,850	9.0

December 31, 2013
Total capital (to risk-weighted assets)	$9,629	14.8%	$5,189	8.0%	$8,433	13.0%
Tier 1 (core) capital (to risk-weighted assets)	8,812	13.6	2,595	4.0	N/A	N/A
Tier 1 (core) capital (to adjusted total assets)	8,812	9.2	3,852	4.0	8,667	9.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements of our goals, intentions, and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. For this presentation, the Company and its subsidiary claim the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our one-to four-family, home equity line-of-credit, multi-family, commercial real estate, construction, land, commercial business, and automobile lending including purchased loans; our ability to comply with the terms of the Consent Order (the “Order”) entered into between the Bank and the Office of the Comptroller of the Currency (the “OCC”); the future level of deposit insurance premiums applicable to us; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; inflation; general economic conditions, both nationally and in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); our ability to originate a satisfactory amount of high quality loans in an unfavorable economic environment; legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Reform Act, our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; the performance of our investment in FHLB of Chicago stock; changes in our organization, compensation and benefit plans; and other factors. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

New Capital Requirements

In July, 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

General

The Bank is a federally chartered savings bank headquartered in Arlington Heights, Illinois. The Bank was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. Both of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, home equity lines-of-credit, commercial real estate loans, multi-family real estate loans, commercial business loans, construction and land loans, automobile, and other loans. We also invest in mortgage-backed and other securities. Our revenues are derived principally from the interest on loans and securities, fees for loan origination services, loan fees, and fees levied on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

In assessing the strategic plan to restore profitability and financial strength to the Bank and Company, management and the board of directors have reviewed the progress made in meeting the requirements of the Consent Order that was entered into on December 19, 2014 with the OCC and have consulted with advisors regarding alternatives available to the Company. On September 8, 2014 the Board of Directors of the Company, together with the Board of Directors of Ben Franklin Financial, MHC (the “MHC”), adopted a Plan of Conversion and Reorganization pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure and new Ben Franklin, a Maryland corporation formed to become the new holding company for the Bank, will offer shares of its common stock.

The MHC, which owns approximately 56% of the outstanding common stock of the Company, will be merged with and into the Company as part of the reorganization and its shares in the Company will be retired. The new holding company will offer and sell shares of common stock in an amount representing the percentage ownership interest currently held by the MHC, based on an appraisal of the organization, as converted, which was performed by an independent appraiser. The new holding company will offer shares of its common stock for sale to the Bank’s eligible account holders and to members of the general public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan of Conversion and Reorganization. The highest priority will be depositors with qualifying deposits as of June 30, 2013. In addition, existing stockholders of the Company, other than the MHC, will receive shares of common stock of the new holding company pursuant to an “exchange ratio” designed to preserve their aggregate percentage ownership interest, subject to adjustment as set forth in the Plan of Conversion and Reorganization. The exchange ratio will be determined based upon the appraisal and the results of the offering.

On November 7, 2014, the Federal Reserve Bank of Chicago conditionally approved the application for conversion and reorganization. On December 22, 2014, the members of the MHC and the Company’s stockholders each approved the conversion. The conversion remains subject to final approval of the Federal Reserve Bank of Chicago.

Management and the board believe that the additional capital raised through this conversion will strengthen our financial position and enable us to meet our strategic goals.

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex and/or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the local economy, changes in the financial condition of borrowers, and changes in value of loan collateral such as real estate. As discussed in the Company’s Annual Report for the year ended December 31, 2013, management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets. Total assets at September 30, 2014 were $87.2 million compared to $96.4 million at December 31, 2013, a decrease of $9.2 million or 9.5%. This decrease was primarily due to the $9.0 million decrease in the balance of our loan portfolio and $1.9 million decrease in the balance of our interest earning deposits, partially offset by the $1.8 million increase in the balance of our securities available for sale.

During the first nine months of 2014, our home equity line of credit loan portfolio decreased $3.6 million, our multi-family loan portfolio decreased $2.0 million, our commercial business loan portfolio decreased $1.0 million, our commercial business loan portfolio decreased $784,000, and our automobile loan portfolio decreased $800,000. The decreases were primarily due to the repayments from existing loans exceeding the $6.3 million of new loans and lines of credit originated and purchased during the first nine months of 2014.

At September 30, 2014 our allowance for loan losses was $1.3 million or 2.06% of total loans compared to $1.3 million or 1.81% of total loans at December 31, 2013. Our allowance reflected $221,000 of loans charged-off during the first nine months of 2014 partially offset by $214,000 of recoveries primarily due to the discounted payoff settlement of a non-performing loan, resulting in a recovery of $186,000. Our loans classified as substandard or doubtful decreased to $1.4 million or 2.2% of total loans at September 30, 2014 compared to $2.3 million or 3.2% of total loans at December 31, 2013. Our nonaccrual loans totaled $1.4 million or 2.17% of total loans at September 30, 2014 compared to $2.3 million or 3.2% of total loans at December 31, 2013. Our loans classified as TDRs totaled $4.1 million at September 30, 2014 of which $3.2 million were accruing compared to $4.3 million of TDRs at December 31, 2013 of which $3.0 million were accruing.

Our securities portfolio increased $1.8 million or 61.3% to $4.7 million at September 30, 2014 primarily due to the purchase of $3.0 million of callable government sponsored entities notes during 2014 to increase interest income earned on our excess liquidity until loan origination volume begins to increase. These increases were partially offset by the maturity of a $1.0 million note and the repayments on mortgage-backed securities. The three $1.0 million notes have rates of 1.25%, 1.65%, and 2.14% and anticipated terms of 3.5 years, 4.0 years, and 5.75 years, respectively. Our cash and cash equivalents decreased $1.9 million to $18.0 million at September 30, 2014.

Our repossessed assets decreased $374,000 during the first nine months of 2014 primarily due to the sale of two properties with a recorded value of $285,000 and the $190,000 write down of three real estate properties. These decreases were partially offset by the $102,000 transfer from loans of vacant land. During the first nine months 2014, we repossessed three automobiles totaling $66,000. All of our repossessed automobiles were sold during the first six months of 2014.

Liabilities. Our total liabilities decreased $8.2 million or 9.5% to $78.5 million at September 30, 2014. Our deposits decreased by $8.0 million or 9.3% to $77.7 million at September 30, 2014 compared to $85.7 million at December 31, 2013, primarily due to the $6.2 million or 13.0% decrease in our certificate of deposit accounts to $41.8 million at September 30, 2014 and the $2.5 million or 15.9% decrease in our money market accounts. These decreases were partially offset by the $891,000 or 9.4% increase in our savings accounts. Management has elected to not aggressively price deposits resulting in some deposit run-off to help manage the Company’s capital and liquidity position over the past several years.

Stockholders’ Equity. Total stockholders’ equity at September 30, 2014 was $8.7 million, a decrease of $934,000 or 9.7% from December 31, 2013. The decrease resulted primarily from the net loss of $907,000 for the nine months ended September 30, 2014, a decrease of $25,000 for ESOP and other stock-based compensation and the $2,000 decrease in the unrealized gains on available-for-sale securities.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. For the three months ended September 30, 2014 our net loss was $384,000 compared to a net loss of $113,000 for the three months ended September 30, 2013. The increase in our net loss was primarily due to the decreases in our net interest income and non-interest income and an increase in our non-interest expenses.

Interest Income. Interest income was $795,000 for the three months ended September 30, 2014, $153,000, or 16.1%, less than the prior year period. Interest income from loans decreased $158,000 or 17.1% to $767,000 for the three months ended September 30, 2014 primarily due to the $11.0 million decrease in the average balance of our loan portfolio to $62.9 million for the three months ended September 30, 2014 compared to $73.9 million for the prior year period. The decrease in the average balance of our loan portfolio included a $5.2 million decrease in our multi-family and commercial real estate loans, a $3.5 million decrease in our home equity line-of-credit loans, a $1.2 million decrease in our commercial business loans, and $831,000 decrease in our consumer loans. The decrease in the average balance of our loan portfolio was due to repayments, pay-offs, transfers of loans to repossessed assets, and low origination volume for loans. The average yield on loans for the three months ended September 30, 2014 was 4.86% compared to 4.99% in the prior year period.

Interest income from securities was $21,000 for the three months ended September 30, 2014 compared to $15,000 for the prior year period. The average balance of our securities portfolio was $5.5 million for the three months ended September 30, 2014 compared to $3.9 million the prior year period primarily due to the purchase of $3.0 million of government sponsored entity notes during 2014 partially offset by maturity of a $1.0 million note and the repayments on mortgage-backed securities. The average yield on securities for the three months ended September 30, 2014 was 1.55% compared to 1.58% for the prior year period. Interest income from interest earning deposits was $7,000 for the three months ended September 30, 2014 compared $8,000 the prior year period. The average balance of our interest earning deposits increased $1.4 million to $18.6 million for the three months ended September 30, 2014. The yield on our interest earning deposits was 0.16% for the three months ended September 30, 2014 compared to 0.17% the prior year period.

Interest Expense. Interest expense for the three months ended September 30, 2014 was $105,000, a decrease of $31,000 or 22.8% from the prior year period due to the decrease in interest expense on deposits. The average cost of deposits decreased to 0.54% for the three months ended September 30, 2014 compared to 0.64% for the prior year period as the average cost of our certificate of deposit and money market accounts decreased to 0.86% and 0.15%, respectively, for the three months ended September 30, 2014 compared to 0.96% and 0.24%, respectively, for the prior year period due to the general low market interest rates. The average balance of our certificate of deposit accounts decreased $6.6 million to $43.4 million for the three months ended September 30, 2014. We have not aggressively priced our certificate of deposit accounts to stabilize the decline, given our high level of liquidity and low loan origination volume.

Net Interest Income. Net interest income for the three months ended September 30, 2014 was $690,000 compared to $812,000 for the three months ended September 30, 2013. For the three months ended September 30, 2014, the average yield on interest-earning assets was 3.64% and the average cost of interest-bearing liabilities was 0.54% compared to 3.97% and 0.64%, respectively, for the three months ended September 30, 2013. The decrease in the average yield of our interest earning assets was primarily due to the decline in the average balance of our loan portfolio due to the payoff of higher yielding loans and the increase in the balance of our lower yielding interest earning deposits. These changes resulted in a decrease in our net interest rate spread and net interest margin to 3.10% and 3.16% respectively for the first three months of 2014 compared to a net interest rate spread of 3.33% and net interest margin of 3.40% for the prior year period.

Provision for Loan Losses. We had no provision for loan losses for the three months ended September 30, 2014 and 2013. At September 30, 2014, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the three months ended September 30, 2014, non-interest income was a loss of $14,000 compared to income of $36,000 for the three months ended September 30, 2013 primarily due to $47,000 loss on the sale of two repossessed assets for the three months ended September 30, 2014 and the $9,000 decrease in fees from originating loans for other institutions. These decreases were partially offset by the $10,000 increase in rental income from other repossessed assets.

Non-interest Expense. For the three months ended September 30, 2014, our non-interest expense totaled $1.1 million compared to $958,000 for the three months ended September 30, 2013, an increase of $96,000 or 10.0%. Our compensation and employee benefit costs increased $85,000 or 21.0% primarily due to the increase in staff and the health insurance costs during 2014. Professional fees increased $16,000 primarily due to the $35,000 increase in audit fees partially offset by the $18,000 decrease in consulting fees. Our FDIC insurance premium decreased $6,000 primarily due to the decrease in our assessment base.

Income Tax. We recorded immaterial amounts for income taxes for the three months ended September 30, 2014 and 2013.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General. For the nine months ended September 30, 2014 our net loss was $907,000 compared to a net loss of $176,000 for the nine months ended September 30, 2013. The increase in our net loss was primarily due to the decreases in our net interest income and non-interest income and the increase in our non-interest expenses.

Interest Income. Interest income was $2.5 million for the nine months ended September 30, 2014, $523,000 or 17.5% less than the prior year period. Interest income from loans decreased $534,000 or 18.3% to $2.4 million for the nine months ended September 30, 2014 primarily due to the $10.4 million decrease in the average balance of our loan portfolio to $65.8 million for the nine months ended September 30, 2014 compared to $76.2 million for the prior year period. The decrease in the average balance of our loan portfolio was due to repayments, pay-offs, transfers of loans to repossessed assets, and low origination volume for loans and included a $4.7 million decrease in the average balance of our multi-family and commercial real estate loan portfolio, a $2.9 million decrease in the average balance of our home equity line of credit portfolio, and a $2.0 million decrease in the average balance of our commercial business loan portfolio. The average yield of our loan portfolio was 4.85% for the first nine months of 2014 compared to 5.13% for the prior year period primarily due to the payoff of higher yielding loans.

Interest income from securities was $52,000 for the nine months ended September 30, 2014 compared to $45,000 for the prior year period. The average balance of our securities portfolio increased $932,000 to $4.5 million for the nine months ended September 30, 2014 compared to the prior year period primarily due to the purchase of $3.0 million of government sponsored entity notes during 2014 partially offset by the maturity of a $1.0 million note and the repayments on mortgage-backed securities. The average yield on securities for the nine months ended September 30, 2014 was 1.55% compared to 1.69% for the prior year period. Interest income from interest earning deposits increased $4,000 to $23,000 for the nine months ended September 30, 2014 compared to the prior year period. The average balance of our interest earning deposits increased $3.6 million to $19.7 million for the nine months ended September 30, 2014 compared to the prior year period primarily due to the decrease in our loan portfolio.

Interest Expense. Interest expense for the nine months ended September 30, 2014 was $336,000, a decrease of $93,000 or 21.7% from the prior year period due to the decrease in interest expense on deposits. The average cost of deposits decreased to 0.56% for the nine months ended September 30, 2014 compared to 0.67% for the prior year period as the average cost of our certificate of deposit and money market accounts decreased to 0.89% and 0.15%, respectively, for the nine months ended September 30, 2014 compared to 0.98% and 0.29% respectively, for the prior year period due to the general low market interest rates. The average balance of our certificate of deposit accounts decreased $5.7 million to $45.5 million for the first nine months of 2014. We have not aggressively priced our certificate of deposit accounts to stabilize the decline, given our high level of liquidity and low loan origination volume.

Net Interest Income. Net interest income for the nine months ended September 30, 2014 was $2.1 million compared to $2.6 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the average yield on interest-earning assets was 3.66% and the average cost of interest-bearing liabilities was 0.56% compared to 4.17% and 0.67%, respectively, for the nine months ended September 30, 2013. The decrease in the average yield of our interest earning assets was primarily due to the decline in the average balance of our loan portfolio due to the payoff of higher yielding loans and the increase in the balance of our lower yielding interest earning deposits. These changes resulted in a decrease in our net interest rate spread and net interest margin to 3.10% and 3.16% respectively for the first nine months of 2014 compared to a net interest rate spread of 3.50% and net interest margin of 3.57% for the prior year period.

Provision for Loan Losses. We had no provision for loan losses for the nine months ended September 30, 2014 and 2013. At September 30, 2014, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends. The improvement in the credit quality of our portfolio is reflected in the $7,000 net charge-offs for the nine months ended September 30, 2014

Non-interest Income. For the nine months ended September 30, 2014, non-interest income was $61,000 compared to $151,000 for the nine months ended September 30, 2013 primarily due to $54,000 loss on sale of other repossessed assets for the first nine months of 2014 compared to the $64,000 gain on sale of such assets the prior year period. Fees for originating loans for other institutions decreased $13,000 during the first nine months of 2014 compared to the prior year period. These decreases were partially offset by the $39,000 increase in rental income from other repossessed assets.

Non-interest Expense. For the nine months ended September 30, 2014, our non-interest expense totaled $3.1 million compared to $2.9 million for the nine months ended September 30, 2013, an increase of $238,000 or 8.3%. Our repossessed asset costs increased $109,000 primarily due to the $190,000 partial write down of three real estate properties during 2014. Our compensation and employee benefit costs increased $100,000 or 7.8% primarily due to the increase in staff during 2014. Data processing fees increased $27,000 primarily due to system enhancements. Professional fees decreased $44,000 primarily due to the $40,000 decrease in foreclosure related legal fees and the $29,000 decrease in consulting fees. Our FDIC insurance premium decreased $19,000 primarily due to the decrease in our assessment base. Other costs increased $54,000 and included $47,000 for costs related to the collateral reviews of our retail loan portfolio.

Income Tax. We recorded immaterial amounts for income taxes for the nine months ended September 30, 2014 and 2013.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans:
One- to four-family	$31,459	$370	4.70%	$31,797	$383	4.82%
Multi-family, commercial real estate, and land	19,545	270	5.48	24,741	351	5.63
Commercial business	1,443	20	5.60	2,601	40	6.15
Home equity lines-of-credit	8,758	84	3.80	12,218	112	3.64
Automobile and other consumer	1,677	23	5.48	2,508	39	6.07

Total loans	62,882	767	4.86	73,865	925	4.99
Securities (1)	5,490	21	1.55	3,892	15	1.58
Other interest-earning assets	18,640	7	0.16	17,272	8	0.17

Total interest-earning assets	87,012	$795	3.64	95,029	$948	3.97
Non-interest-earning assets	2,933			3,113

Total assets	$89,945			$98,142

Liabilities and stockholders’ equity:
Savings deposits	$10,129	$3	0.15	$9,270	$3	0.15
Demand deposits	9,304	2	0.06	8,853	2	0.10
Money market deposits	14,519	5	0.15	16,523	10	0.24
Certificates of deposit	43,356	95	0.86	49,955	121	0.96

Total deposits	77,308	105	0.54	84,601	136	0.64

Non-interest-bearing deposits	2,712			2,380

Other liabilities	942			652

Total liabilities	80,962			87,633
Stockholders’ equity	9,083			10,509

Total liabilities and stockholders’ equity	$89,945			$98,142

Net interest income		$690			$812

Net interest rate spread			3.10%			3.33%

Net interest-earning assets	$9,704			$10,428

Net interest margin			3.16%			3.40%

Average of interest-earning assets to interest-bearing Liabilities			112,55%			112,33%

1	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the three months ended September 30, 2014 and 2013, respectively.

	Nine months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans:
One- to four-family	$31,352	$1,105	4.70%	$31,181	$1,144	4.89%
Multi-family, commercial real estate, and land	20,883	858	5.49	25,584	1,132	5.91
Construction	—	—	—	160	8	6.90
Commercial business	1,740	72	5.51	3,713	174	6.26
Home equity lines-of-credit	9,917	279	3.76	12,799	348	3.64
Automobile and other consumer	1,940	78	5.40	2,720	120	5.89

Total loans	65,832	2,392	4.85	76,157	2,926	5.13
Securities (1)	4,493	52	1.55	3,561	45	1.69
Other interest-earning assets	19,668	23	0.16	16,102	19	0.16

Total interest-earning assets	89,993	$2,467	3.66	95,820	$2,990	4.17
Non-interest-earning assets	2,668			3,569

Total assets	$92,661			$99,389

Liabilities and stockholders’ equity:
Savings deposits	$9,964	$11	0.15	$9,120	$10	0.15
Demand deposits	9,406	4	0.06	8,750	8	0.11
Money market deposits	15,141	17	0.15	16,462	35	0.29
Certificates of deposit	45,482	304	0.89	51,223	376	0.98

Total deposits	79,993	336	0.56	85,555	429	0.67

Non-interest-bearing deposits	2,788			2,572

Other liabilities	906			706

Total liabilities	83,687			88,833
Stockholders’ equity	8,974			10,556

Total liabilities and stockholders’ equity	$92,661			$99,389

Net interest income		$2,131			$2,561

Net interest rate spread			3.10%			3.50%

Net interest-earning assets	$10,000			$10,265

Net interest margin			3.16%			3.57%

Average of interest-earning assets to interest-bearing Liabilities			112.50%			112.00%

1	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the nine months ended September 30, 2014 and 2013, respectively.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of Ben Franklin Financial, Inc.’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2014 vs. 2013			Nine Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
One- to four-family	$(4)	$(9)	$(13)	$6	$(45)	$(39)
Multi-family, commercial real estate, and land	(72)	(9)	(81)	(197)	(77)	(274)
Construction	—	—	—	(4)	(4)	(8)
Commercial business	(17)	(3)	(20)	(83)	(19)	(102)
Home equity lines-of-credit	(33)	5	(28)	(81)	12	(69)
Automobile and other consumer	(12)	(4)	(16)	(32)	(10)	(42)

Total loans	(138)	(20)	(158)	(391)	(143)	(534)
Securities	6	(—)	6	23	(16)	7
Other interest-earning assets	—	(1)	(1)	5	(1)	4

Total interest-earning assets	(132)	(21)	(153)	(363)	(160)	(523)

Interest-bearing liabilities:
Savings deposits	—	—	—	1	—	1
Demand accounts	—	—	—	—	(4)	(4)
Money market accounts	(1)	(4)	(5)	(3)	(15)	(18)
Certificates of deposit	(15)	(11)	(26)	(39)	(33)	(72)

Total deposits	(16)	(15)	(31)	(41)	(52)	(93)

Change in net interest income	$(116)	$(6)	$(122)	$(322)	$(108)	$(430)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable because we are a smaller reporting company.

Item 4T. Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations. Our disclosure controls also contain certain elements of our internal controls adopted in connection with applicable accounting and regulatory guidelines. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls as of the end of the period covered by this report and found them to be effective. Finally, the Chief Executive Officer, Chief Financial Officer, and the Audit Committee also meet on a quarterly basis.

We maintain internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

At September 30, 2014 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Mine Safety Disclosures

Not Applicable

Item 6. Other Information

Not Applicable

Item 7. Exhibits

(a)	Exhibits

31.1	Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.

(Registrant)

Date: December 26, 2014	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer

Date: December 26, 2014	/s/ Glen A. Miller
Glen A. Miller
Senior Vice President and Chief Financial Officer