Form 10-K
period 2014-12-31
Ben Franklin Financial, Inc.
filed 2015-03-30
CIK 1618798

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2014

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 000-55352

Ben Franklin Financial, Inc.

(Exact name of registrant as specified in its charter)

Maryland	67-1746204
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

830 East Kensington Road, Arlington Heights, Illinois	60004
(Address of Principal Executive Offices)	(Zip Code)

(847) 398-0990

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐     NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of March 27, 2015, there were issued and outstanding 696,339 shares of the Registrant’s Common Stock.

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant’s predecessor was $1.7 million

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 27, 2015 (Part III).

i

PART I

Item 1.	Business

Forward-Looking Statements

This From 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to execute on our business strategy to increase our origination of loans;

•	our ability to comply with the Consent Order, including our individual minimum capital requirements, or the board resolutions requested by the Federal Reserve Board;

•	general economic conditions, either nationally or in our market areas, that are worse than expected, and our ability to manage operations in such economic conditions;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans we have made and make whether held in portfolio or sold in the secondary markets;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations;

•	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we have acquired or may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in the level of government support for housing finance;

•	significant increases in our loan losses; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Ben Franklin Financial, Inc.

Ben Franklin Financial, Inc., a Maryland corporation (“Ben Franklin Financial” or the “Company”) was organized in September 2014. Upon completion of the mutual-to-stock conversion of Ben Franklin Financial, MHC in January 2015, Ben Franklin Financial became the holding company of Ben Franklin Bank of Illinois (“Ben Franklin Bank”) and succeeded to all of the business and operations of Ben Franklin Financial, Inc., a Federal Corporation (“Ben Franklin-Federal”) and each of Ben Franklin-Federal and Ben Franklin Financial, MHC ceased to exist. Since the completion of the mutual-to-stock conversion, the Company has not engaged in any significant business activity other than owning the common stock of and having deposits in the Bank. Our executive offices are located at 830 East Kensington Road, Arlington Heights, Illinois 60004, and our telephone number at that address is (847) 398-0990. Our Internet address is www.benfrankbank.com. Information on this website is not and should not be considered to be a part of this document.

Ben Franklin Bank of Illinois

Ben Franklin Bank of Illinois is a federally-chartered savings bank headquartered in Arlington Heights, Illinois. Ben Franklin Bank was originally founded in 1893 as a building and loan association.

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit and, to a much lesser extent, commercial business loans construction loans, and consumer loans. In the past we have also made construction and land loans, and we may determine to resume making such loans in the future. We also invest in U.S. government sponsored entity mortgage-backed securities and other securities issued by U.S. government sponsored entities. Our revenues are derived principally from the interest on loans and securities, fees for loan origination services, loan fees, and fees levied on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

We conduct our business from our main office and one branch office. Both of our offices are located in the northwestern corridor of the Chicago metropolitan area. Ben Franklin Bank’s executive offices are located at 830 East Kensington Road, Arlington Heights, Illinois 60004, and our telephone number at that address is (847) 398-0990. Our Internet address is www.benfrankbank.com. Information on this website is not and should not be considered to be a part of this annual report.

Market Area

We conduct business through our main office located at 830 East Kensington Road, Arlington Heights, Illinois and our branch office located at 3148 Kirchoff Road, Rolling Meadows, Illinois.

Our offices are located in relatively affluent suburban communities located approximately 15 miles to the northwest of Chicago, Illinois, which is located in Cook County, Illinois. Over the last 20 years, these communities have experienced per capita income levels which are well above the state and national averages. However, we believe that Arlington Heights and, to a lesser extent, Rolling Meadows may be classified as “mature” suburbs and that more rapid growth is occurring in the counties immediately surrounding Chicago.

Our market area has experienced a slow recovery from the economic downturn that caused the real estate values to decline over the past several years. While in 2013, the monthly median home price and sales activity for the Chicago Primary Statistical Metropolitan Area consistently reported year over year increases, the results for 2014 have been mixed as sales activity has resulted in monthly declines year over year, while the median home price has continued the monthly increase year over year. During December 2014, the median price of a home in the Chicago Primary Statistical Metropolitan Area was $184,000 compared to $176,500 during December 2013 as reported by the Illinois Association of Realtors. This price is still below the market high of $247,800 in December 2007.

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions, all of which are our competitors to varying degrees. Most of our competitors are significantly larger institutions with greater financial resources than we have, and many offer products and services that we do not or cannot provide.

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Arlington Heights and Rolling Meadows in Cook County, Illinois. As of June 30, 2014, the latest date for which FDIC data is available, we ranked ninth of 13 bank and thrift institutions with offices in Arlington Heights, with a 2.22% market share. As of that same date we ranked sixth of nine bank and thrift institutions with offices in Rolling Meadows, with a 0.71% market share. Our market share in Cook County overall was 0.03%.

Lending Activities

General. Our principal lending activity is originating and acquiring one- to four-family residential loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit and, to a much lesser extent, commercial business loans, construction loans and consumer loans. In the past we have also made land loans, and we may determine to resume making such loans in the future. At December 31, 2014, our gross loans totaled $61.7 million, of which $31.4 million, or 51.0%, were one- to four-family residential loans, $20.2 million, or 32.7%, were multi-family residential and commercial real estate loans, and $7.4 million, or 11.9%, were home equity lines of credit.

Prior to 2010, we implemented a strategic plan to expand and diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. This plan included expanding our multi-family and commercial real estate lending, home equity line of credit lending, commercial business loans and automobile loans. However, due to the effects of the severe economic recession that began in 2008, and the related negative impact on our real estate market, we experienced higher non-performing assets and losses during the last several years which has required that we shrink our balance sheet to maintain adequate capital levels. As a result, our loan portfolio, net of allowance, decreased to $60.4 million, or 67.5% of total assets, at December 31, 2014 compared to $104.6 million, or 87.4% of total assets, at December 31, 2009. The decrease in loans was primarily due to repayments and charge-offs exceeding loan originations and purchases. During that period we experienced decreases in all loan categories, while one- to four-family residential loans as a percentage of gross loans increased from 38.0% to 51.0%.

Following the offering, we intend to grow our loan portfolio at a modest rate as part of our effort to increase our interest income. Specifically, we expect to grow our commercial real estate and multi-family residential loan portfolios, while maintaining our current level of one- to four-family residential lending. In the longer term, we may also seek to increase our commercial business lending. Loan growth will be subject to regulatory and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans held for sale at December 31, 2014 and December 31, 2013, respectively.

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$31,430	50.98%	$32,301	44.94%
Multi-family	9,834	15.95	12,567	17.48
Commercial	10,324	16.75	10,929	15.21
Construction	260	0.42	—	—
Land	213	0.35	335	0.47
Home equity lines of credit	7,360	11.94	11,506	16.01
Commercial business loans	826	1.34	1,755	2.44
Automobile loans	1,401	2.27	2,481	3.45
Other consumer loans	2	—	3	—

Total loans	$61,650	100.00%	$71,877	100.00%

Other items:
Net deferred loan fees	(39)		(15)
Allowance for loan losses	(1,206)		(1,302)

Total loans, net	$60,405		$70,560

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014, excluding loans on nonaccrual. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	One- to Four-Family Real Estate		Multi-family Real Estate		Commercial Real Estate		Construction		Land
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$2,438	4.72%	$2,615	4.68%	$4,918	5.37%	$260	3.25%	$213	6.47%
2016	3,326	4.93	2,742	4.73	2,282	5.61	—	—	—	—
2017	2,449	4.52	1,671	5.80	1,295	5.45	—	—	—	—
2018 to 2019	5,255	4.69	2,328	5.74	1,311	5.16	—	—	—	—
2020 to 2024	7,754	4.17	125	5.88	222	4.08	—	—	—	—
2025 to 2029	5,446	4.24	—		123	2.94	—	—	—	—
2030 and beyond	3,915	4.38	—		173	2.99	—	—	—	—

Total	$30,583	4.46%	$9,481	5.17%	$10,324	5.31%	$260	3.25%	$213	6.47%

	Home Equity Lines of Credit		Commercial business		Automobile		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$4,203	3.45%	$352	6.36%	$432	5.65%	$2	4.35%	$15,373	4.67%
2016	701	5.00	195	6.41	400	5.52	—	—	9,667	5.12
2017	491	5.00	90	5.55	329	5.22	—	—	6,347	5.14
2018 to 2019	1,282	4.99	74	5.28	233	4.62	—	—	10,500	5.02
2020 to 2024	683	5.00	20	6.00	7	5.00	—	—	8,811	4.26
2025 to 2029	—	—	—	—	—	—	—	—	5,569	4.21
2030 and beyond	—	—	—	—	—	—	—	—	4,088	4.32

Total	$7,360	4.11%	$731	6.15%	$1,401	5.34%	$2	4.35%	$60,355	4.73%

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2014 that are due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$18,012	$10,133	$28,145
Multi-family	6,866	—	6,866
Commercial	5,225	181	5,406
Construction	—	—	—
Land	60	—	60
Home equity lines of credit	—	3,157	3,157
Commercial business loans	296	83	379
Automobile loans	969	—	969
Other consumer loans	—	—	—

Total loans	$31,428	$13,554	$44,982

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Ben Franklin Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2014, based on the 15% limitation, our loans-to-one-borrower limit was approximately $1.4 million. On the same date, we had two borrowers with outstanding balances in excess of this amount. Both loans were originally funded within our loans-to-one borrower limit at points in time when our lending limit supported loans at such amounts. As of December 31, 2014, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $1.6 million and was secured by an 11 unit condominium in a 13 unit residential building. This is a troubled debt restructuring, and was performing in accordance with its restructured terms at December 31, 2014.

Our lending is subject to written underwriting standards and origination procedures. Decisions on formal loan applications or written credit requests (“loan applications”) are made on the basis of sufficiently detailed applications submitted by the prospective borrower and/or guarantor and property valuations (consistent with our real estate appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors if secured by real estate or business assets. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

Under our loan policy, the individual lender that is processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application for approval. Additionally, each recommendation is formally documented in writing, using a loan presentation format appropriate for the request type. This document must memorialize the recommendation by providing all factors which support the decision. An independent officer then performs a credit review of these materials and assesses whether the requested loan meets our underwriting guidelines. Upon satisfactory secondary review, the loan is then presented for approval by the committee which has sufficient lending authority. As a general rule, under our loan policy, we do not originate or purchase “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), “Alt-A loans” (defined as loans having less than full documentation) or no document loans. When a loan application is recommended for approval with characteristics that demonstrate the potential for the loan being considered a subprime loan, the lender must provide compelling support as to why the funding of this loan is in the best interests of the Bank. Further, any policy exception must be identified and thoroughly mitigated and approved by the Board prior to funding.

While our loan policy provides for individual lending authorities, our general practice is that all loans, regardless of size, are reviewed and approved by a loan committee possessing sufficient lending authority. We have two such loan committees; the Board Loan Committee and the Officers Loan Committee. The Board Loan Committee reviews all loan requests that are in excess of $1,000,000 for approval and must ratify all requests of

$500,000 and greater. The Officers Loan Committee reviews all loans, regardless of size and has approval authority for all loans under $1,000,000. As per the loan policy, our senior lending officer has approval authority for real estate loans of up to $350,000 and home equity loans of up to $250,000. Real estate loans and home equity loans above those amounts require the approval of our President or Chief Executive Officer. Our senior lending officer has approval authority for secured commercial loans up to $300,000, construction loans up to $350,000 and secured consumer loans of up to $250,000. Secured commercial loans, construction loans and secured consumer loans above those amounts require approval of our President or Chief Executive Officer. Real estate loans over $500,000, home equity, secured commercial and secured consumer loans over $400,000, and construction loans over $500,000 each require the approval of our Officers Loan Committee. Loans in excess of $1.0 million require approval by our Board Loan Committee. In addition, all loans are ratified by our board of directors. Loans that are subject to policy exceptions require the approval of the full board of directors.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance to protect the property securing our interest when the property is located in a flood plain. In addition, we require escrow for property taxes, insurance and flood insurance (where appropriate) on the majority of our real estate secured loans, particularly on conventional one- to four-family residential loans.

One- to Four-Family Residential Real Estate Lending. At December 31, 2014, $31.4 million, or 51.0% of our gross loan portfolio consisted of residential mortgage loans. Of these loans, $28.1 were secured by owner occupied one- to four-family residences, and $3.3 million were non-owner occupied. Our average outstanding one- to four-family residential loan balance was $159,000 and our largest outstanding residential loan had a principal balance of $1.0 million at December 31, 2014. The vast majority of the residential loans we originate are secured by properties located in our market area.

We offer both adjustable-rate and fixed-rate one- to four-family residential loans. However, due to consumer demand in the current and prolonged low interest rate environment, a significant portion of our one- to four-family residential loan portfolio consists of fixed-rate loans with original terms in excess of 15 years. At December 31, 2014, $20.6 million, or 65.6%, of our one- to four-family residential loans had fixed rates of interest. Of such loans, $2.6 million had original contractual maturities of 10 years or less, $10.0 million had original contractual maturities between 10 and 20 years and $8.0 million had original contractual maturities in excess of 21 years in our portfolio.

While borrower preference favors fixed rates for one- to four-family residential mortgage loans given the historically low market rates, we offer adjustable-rate and short- and medium-term one- to four-family residential loans to help meet our asset/liability objectives. Our current adjustable-rate mortgage loans carry interest rates which adjust annually at a margin (generally 275 to 295 basis points) over the yield on one-year U.S. Treasury securities. These adjustable-rate loans generally have a fixed rate for the first 3 to 7 years of the loan term. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by us generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 500 to 600 basis points over the initial rate. The initial interest rate on such loans is often fixed for a period of up to seven years. We determine whether a borrower qualifies for an adjustable-rate mortgage loan in conformance with the underwriting guidelines set forth by Fannie Mae and Freddie Mac in the secondary mortgage market.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Also, many of our adjustable-rate one- to four-family residential loans have fixed rates of interest for an initial period of up to seven years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2014, $10.8 million, or 34.4% of our one- to four-family residential loans, had adjustable rates of interest.

As an alternative to adjustable-rate mortgage loans, we offer a bi-weekly fixed rate mortgage product that is unique to our market. We are not currently aware of any local competitor offering a similar product. As this product requires 26 payments per year, or the equivalent of 13 monthly payments each year, there is an accelerated amortization. For example, on a 25 year bi-weekly mortgage, if paid on time, it will fully amortize within 21.7 years. We offer bi-weekly mortgages at customizable terms within in terms of 15, 20, 25 and 30 years.

Our current bi-weekly rate mortgage loans carry fixed interest rates priced from 3.875% to 7.875% for terms ranging from 15 years to 30 years for owner-occupied and 4.25% to 6.00% for terms of 15 to 20 years on non-owner-occupied mortgages. Although this is not a secondary mortgage market product, we generally determine whether a borrower qualifies for a bi-weekly mortgage loan in conformance with the underwriting guidelines set forth by Fannie Mae and Freddie Mac.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for owner-occupied one- to four-family homes and up to 75% for non-owner occupied homes. With private mortgage insurance, we will lend up to 95% for owner-occupied loans to well-qualified borrowers.

We generally do not offer “interest only” mortgage loans on one- to four-family residential properties. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans. Option ARM loans allow the borrower to pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan.

In the past, we have made construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. Although we have curtailed our construction lending during the last few years as part of our efforts to shrink our balance sheet, we believe that construction and development lending is consistent with our community bank strategy, and we may determine to resume making such loans in the future. Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to ensure full repayment of the loan.

Commercial Real Estate Lending. Prior to 2010, we had focused on increasing our commercial real estate lending. However, as a result of the recession that began in 2008 and as part of our efforts to shrink our balance sheet to maintain adequate capital levels, our commercial real estate loan portfolio has decreased from $13.1 million at December 31, 2009 to $10.3 million at December 31, 2014. Subject to market and regulatory conditions, we intend to increase commercial real estate lending following the conversion. As part of our new strategic plan, we have added three seasoned lenders and a credit analyst with experience in commercial real estate lending. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Our commercial real estate loans generally have a maximum term of 5 years and are subject to a balloon payment at maturity. The amortization period for these loans is typically 25 years or less. These loans have fixed rates of interest for the duration of the term. At maturity, the borrower, and if applicable, guarantor, and the collateral are subjected to underwriting and valuations reviews. If this review process still finds these loans to be satisfactory, they are extended for an additional period of three to five years. Renewal rates are tied to certain indices, including the relevant Constant Maturity Treasury Bill Index, plus a margin. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%. Most of our commercial real estate loans have principal balances less than $1.0 million.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower and/or guarantor, including their credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower and/or guarantor, we consider their financial resources, their debt to income and global debt service coverage ratios, their ability to provide outside support through income sources unrelated to the income producing property, their experience in owning or managing similar property and their payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, the condition of the property and the debt service coverage ratio (the ratio of net operating income to debt service) to assess whether it is at least 120% of the monthly debt service. All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Appraisals on all loans equal to or greater than $500,000 or considered complex are reviewed by outside, independent third party review appraisers. All other appraisals are reviewed by one of our lenders who is independent of the transaction. Where the borrower is not an individual (such as a C or S corporation, limited liability company, partnership or land trust or other shell entity), we generally require personal guarantees on these loans.

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2014, we had no commercial real estate loans which were 90 days or more delinquent and in non-accrual status.

At December 31, 2014, our largest commercial real estate loan totaled $1.4 million and was secured by an owner/user single occupant retail appliance store. At December 31, 2014, this loan was performing in accordance with its terms.

Multi-Family Real Estate Lending. As with our commercial real estate lending, prior to 2010 we had focused on increasing our multi-family real estate lending. However, as part of our efforts to shrink our balance sheet to maintain adequate capital levels, our multi-family real estate loan portfolio has decreased during the last several years. At December 31, 2014, we had multi-family real estate loans of $9.8 million compared to $16.9 million at December 31, 2009. Following the conversion, subject to market and regulatory conditions, we expect to increase our multi-family real estate lending. As part of our new strategic plan, we have added three seasoned lenders and a credit analyst with experience in multi-family real estate lending. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

The multi-family real estate loans we originate generally have a maximum term of five years and are secured by apartment buildings located within the greater Chicago area. The interest rates on these loans are generally fixed during the initial term. Should the loan be renewed at maturity, the rates are adjusted to current market rates and the loan is extended for an additional three to five years. Rates are tied to certain indices, including the relevant Constant Maturity Treasury Bill Index, plus a margin. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%. Most of our multi-family loans have principal balances less than $1.0 million.

Appraisals on properties securing multi-family real estate loans are performed by an outside independent appraiser designated by us at the time the loan is made. All appraisals on multi-family real estate loans are reviewed. Appraisals on all loans equal to or greater than $500,000 or considered complex are reviewed by outside, independent third party review appraisers. All other appraisals are reviewed by one of our lenders who is independent of the transaction. Our underwriting procedures include considering the borrower’s and/or the guarantor’s expertise and require verification of their credit history, sources of income and financial statements, banking relationships, references and income projections for the property. Where the borrower is not an individual (such as a C or S corporation, limited liability company, partnership or land trust or other shell entity), we generally require personal guarantees on these loans.

The borrower’s financial information on multi-family loans is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings and site visits. We require such borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the guarantors and/or principals of our corporate borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including rent rolls/tenant lists, copies of leases and other information, as applicable.

Multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2014, we had one multi-family loan with an aggregate outstanding balance of $353,000 which was in non-accrual status.

At December 31, 2014, our largest multi-family loan had a balance of $1.6 million and was secured by 11 condominium units in a 13 unit residential building. At December 31, 2014, this loan, which is a troubled debt restructuring, was performing in accordance with its restructured terms.

Home Equity Lending. We originate variable-rate home equity lines of credit and, to a lesser extent, fixed- and variable-rate loans secured by a lien on the borrower’s primary residence. Our home equity products are limited to 80% of the property value less any other mortgages.

Prior to 2010, we grew our home equity line of credit lending by expanding our home equity line of credit lending through product enhancements and more competitive pricing. However, our home equity line of credit lending decreased in the last few years as part of our efforts to shrink our balance sheet to maintain adequate capital levels. Our current home equity line of credit is a seven-year balloon product, meaning the entire balance is due at maturity. To determine the pro forma payment at the end of the original term for underwriting purposes, we assume the commitment is fully drawn and we use a 2.0% shock over the current rate and amortize the loan over a seven year term. Our current product carries an interest rate tied to the prime rate published in the Wall Street Journal with a margin that ranges from prime to prime minus 125 basis points. The product has a rate ceiling 17.5%. Our home equity line of credit loans generally have a floor ranging from 0.00% to 5.00%. A prepayment penalty is assessed if the line is closed within one year.

We currently also offer fixed rate home equity loans with a payment based on a 20 year amortization period, subject to a five year balloon. We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans. Our current home equity loan product carries an interest rate of 6.00% with no origination fees or 5.00% with a 1.00% fee.

We are in the process of creating a more competitive 20 year home equity line product that has an initial interest-only draw period and then automatically converts to a fully amortizing loan. This product will replace our current home equity line of credit product. The new product will be structured with a 5 year draw period and at the fifth anniversary date of funding, the outstanding balance will automatically convert to a 15 year fully amortizing fixed-rate loan. This new product will be offered at rates identical to the current product, and will carry an interest rate tied to the prime rate published in the Wall Street Journal with a margin that ranges from prime to prime minus 125 basis points. The interest rate at conversion to the fully amortizing loan will be based on the prime rate published in the Wall Street Journal plus the margin, in effect at the anniversary date. This rate is then fixed at that rate for the full repayment term. The rate ceiling will be 17.5% with a floor rate of 3.25%. A prepayment penalty will be assessed if the line is closed within one year. We anticipate this product being available by mid-2015, if not sooner.

At December 31, 2014, we had $7.4 million, or 11.9%, of gross loans in home equity loans and outstanding advances under home equity lines of credit and an additional $9.7 million of funds committed, but not advanced, under home equity lines of credit.

Commercial Business Loans. We originate or purchase secured or unsecured loans to professionals, sole proprietorships and small businesses for commercial, corporate and business purposes. Commercial business lending products include term loans, revolving lines of credit and leases. We also may make commercial business loans under certain programs of the U.S. Small Business Administration. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture.

Between December 31, 2009 and December 31, 2014, commercial business loans have decreased from $5.9 million to $826,000. During the last several years we have developed a relationship with a private lending firm from which we purchase individual loans to medical practitioners for financing medical equipment and for working capital for establishing private practices. These loans are treated as a loan to one borrower, as the originating firm can replace any loan that is not performing as agreed with another performing loan from its own captive portfolio. We focus on the private lender as our primary source of repayment and require annual financial updates. At December 31, 2014, there were 15 loans to this firm that made up $731,000, or 88.5%, of our commercial loan portfolio. In the seven years of this relationship, there has not been a loan default to the Bank. We expect that we will continue this line of lending in the future.

When making commercial business loans, we consider the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial business loans are generally secured by accounts receivable, inventory, equipment and/or real estate. Depending on the amount of the loan and the collateral used to secure the loan, commercial business loans are made in amounts of up to 75% of the value of the collateral securing the loan. Commercial business loans are made with terms usually less than five years with either variable or fixed rates of interest. Variable rates are based on the prime rate plus a margin. Fixed-rate commercial business loans are set at a margin above prime rate.

Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At December 31, 2014, our largest commercial business loan relationship was the aforementioned private lending firm’s loans to medical practitioners with a balance of $731,000. At December 31, 2014, these loans were performing in accordance with their original terms.

Consumer Lending. In an effort to expand our consumer loan portfolio and increase the overall yield on our loan portfolio, we entered into an agreement with a local bank in 2007 to purchase loans on new and used automobiles which totaled $7.2 million during 2009. Prior to entering into the agreement, we reviewed the knowledge and experience of the lender’s management in this area, the underwriting standards, and their historical loss rates.

In January 2014, we suspended new purchases under this agreement based on the review of risk concentrations in our portfolio, liquidity requirements, and economic conditions. Between December 31, 2009 and December 31, 2014, purchased automobile loans decreased from $7.2 million to $1.4 million. At this time we do not anticipate the resumption of the automobile purchase program given current economic conditions.

We also offer consumer loans directly to customers in our market area with acceptable credit ratings. At December 31, 2014, consumer loans other than automobile loans equaled $2,000 or 0.0% of gross loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2014, we had one repossessed automobile with carrying value of $13,000. There were no non-performing consumer loans at December 31, 2014. While the current amount of our repossessed assets and non-performing consumer loans is low, there can be no assurance that delinquencies in our consumer loan portfolio will not increase in the future.

Originations, Sales and Purchases of Loans

We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders, attorneys and others in the community. We occasionally offer incentives to employees for these loan referrals.

From time to time we sell loans based on asset/liability, risk-sharing and regulatory considerations. For instance, we may sell participation interests in our large multi-family, commercial real estate and commercial loans in order to diversify our risk or accommodate a borrower with a need in excess of our legal lending limit. At December 31, 2014, we serviced a single one- to four-family loan of $42,000 for others.

We have purchased, and may purchase in the future, loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available to us with favorable terms in our own market area. For instance, during 2012, in accordance with our asset/liability policy, we purchased $5.1 million of loans to supplement our originations. In addition, we have purchased on occasion participations in income-producing property and other loans. We generally use the same underwriting and approval standards in evaluating loan purchases as we do in originating loans. At December 31, 2014, approximately $7.5 million of our loan portfolio was serviced by others. While we intend to focus on internally generated originations, we may from time to time purchase participations in multi-family, commercial real estate and commercial loans with other financial institutions. The following table shows our loan origination, purchase and principal repayment activity during the periods indicated. Loans are presented net of loans in process and the allowance for loan losses. We did not sell any loans during the periods covered by the table.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2014	2013
	(In thousands)
Total loans, including loans held for sale, at beginning of period	$70,560	$81,429

Loans originated:
Real estate loans:
One- to four-family residential	$6,133	$5,700
Multi-family	—	256
Commercial	1,623	1,000
Construction	260	—
Commercial business loans	—	—
Other consumer loans	32	69

Total loans originated	8,048	7,025

Loans purchased:
Real estate loans:
One- to four-family residential	$—	$—
Commercial business loans	—	96
Automobile loans	—	532
Other consumer loans	63	—

Total loans purchased	63	628

Add (Deduct):
Principal repayments	$(13,752)	$(12,366)
Commercial lines of credit, net	126	(2,712)
Home equity lines of credit, net	(4,147)	(2,294)
Provision for loan losses	—	(565)
Transfer from loan to repossessed assets	(182)	(552)
Net other	(311)	(33)

Net loan activity	(10,155)	(10,869)

Total loans receivable, net, including loans held for sale, at end of period	$60,405	$70,560

Asset Quality

Delinquency Procedures. When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. A late notice is generated and is sent to all mortgage loans 15 days delinquent and to all consumer loans 10 days delinquent. The borrower is contacted within at least 20 days after the due date of all loans. Another late notice along with any required demand letters as set forth in the loan contract are sent 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date. If the delinquency is not cured by the 60th day, the customer is normally provided 30 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. If it becomes necessary to foreclose, the property is sold at public sale and we may bid on the property to protect our interest.

All loan charge-offs are recommended and approved by the Bank’s Loan Monitoring Committee or its Risk Rating sub-committee and ratified by our President or the Chief Executive Officer. Our procedures for repossession and sale of collateral are subject to various requirements under Illinois state consumer protection laws.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure it is classified as a repossessed asset until it is sold. The real estate is recorded at estimated fair value, less estimated cost to sell, at the date of acquisition, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are recorded through expense. After acquisition, all rental income is recognized through increases in non-interest income, while costs incurred in maintaining the property are recorded through expense. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014
Real estate loans:
One- to four-family residential	—	$—	—	$—	5	$847	5	$847
Multi-family	—	—	—	—	1	353	1	353
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	1	95	1	95
Automobile loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—

Total loans	—	$—	—	$—	7	$1,295	7	$1,295

At December 31, 2013
Real estate loans:
One- to four-family residential	3	$315	—	$—	3	$514	6	$829
Multi-family	—	—	—	—	3	936	3	936
Commercial	—	—	—	—	2	487	2	487
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	1	102	1	102
Home equity lines of credit	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	2	269	2	269
Automobile loans	1	28	—	—	—	—	1	28
Other consumer loans	—	—	—	—	—	—	—	—

Total loans	4	$343	—	$—	11	$2,308	15	$2,651

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered to be of lesser quality as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it performs an impairment analysis and charges off the impaired portion of the loan through the allowance for loan and lease losses. Under certain instances, the bank may establish specific loss allowances in an amount deemed prudent by management to cover probable incurred losses. General allowances represent loss allowances which have been established to cover probable incurred losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets or portions of assets as “loss,” it is required to charge-off the impaired amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

The following table sets forth our amounts of classified assets, assets designated as special mention and total criticized assets (classified assets and loans designated as special mention) as of the dates indicated. Amounts shown at December 31, 2014 and December 31, 2013, include approximately $1.3 million and $2.3 million of nonperforming loans, respectively.

	At December 31,
	2014	2013
	(In thousands)
Classified assets:
Substandard	$1,295	$2,024
Doubtful	—	284
Loss	—	—

Total classified assets	1,295	2,308

Special mention	—	—

Total criticized assets	$1,295	$2,308

Non-Performing Assets. We cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due on non-consumer secured loans, and 120 days past due on consumer loans as per Interagency Guidance on Uniform Retail Credit Classification and Account Management Policy, or if management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31
	2014	2013
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$747	$414
Multi-family	—	—
Commercial	—	487
Construction	—	—
Land	—	102
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total non-accrual loans	747	1,003

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total loans 90 days or more past due and still accruing	—	—

Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	100	100
Multi-family	353	936
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	95	269
Automobile loans	—	—
Other consumer loans	—	—

Total non-accruing troubled debt restructured loans	548	1,305

Total non-performing loans	1,295	2,308

Repossessed Assets:
Real estate loans:
One- to four-family residential	—	56
Multi-family	—	—
Commercial	389	542
Construction	—	—
Land	102	489
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	13	1
Other consumer loans	—	—

Total foreclosed assets	504	1,088

Total non-performing assets	$1,799	$3,396

Total accruing troubled debt restructured loans	$3,188	$2,963

Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	2.10%	3.21%
Non-performing assets to total assets	2.01%	3.52%
Non-performing assets and accruing troubled debt restructurings to total assets	5.57%	6.60%

Non-performing Loans. At December 31, 2014, our non-performing loans, other than non-accruing troubled debt restructurings described below, included four one- to four-family loans totaling $747,000.

For the years ended December 31, 2014 and 2013, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $39,000 and $102,000, respectively. No interest income was recognized on such loans for the years ended December 31, 2014 and 2013.

Troubled Debt Restructurings. Troubled debt restructurings are loan restructurings in which we, for economic or legal reasons related to an existing borrower’s financial difficulties, grant a concession to the debtor that we would not otherwise consider. Typically, a troubled debt restructuring involves a modification of terms of a debt, such as reduction of the stated interest rate for the remaining original life of the debt, extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of the face amount of the debt, or reduction of accrued interest. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2014 and 2013, we had $548,000 and $1.3 million in non-accruing troubled debt restructurings, respectively. At December 31, 2014, non-accrual troubled debt restructurings included a one- to four-family residential loan for $100,000, a multi-family loan totaling $353,000 collateralized by a 12 unit apartment building, and a commercial business loan for $95,000 collateralized by tractors and trailers.

Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay. At December 31, 2014 and 2013, we had $3.2 million and $3.0 million in accruing troubled debt restructurings, respectively. At December 31, 2014, accruing troubled debt restructurings included two one- to four-family residential loans totaling $556,000 and two multi-family loans totaling $2.6 million. The two multi-family loans were collateralized by a12 unit apartment building and an eleven unit condominium.

For the years ended December 31, 2014 and 2013, interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $200,000 and $373,000, respectively. Interest income recognized on such loans for the years ended December 31, 2014 and 2013 was $152,000 and $135,000, respectively.

Other Loans of Concern. At December 31, 2014, there were no other loans or other assets that are not disclosed above, including criticized and non-performing assets, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to absorb probable incurred losses in our loan portfolio at the balance sheet date. We evaluate the need to establish loss allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific valuation allowances for individually impaired loans and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowances for Impaired Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less selling cost. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not individually impaired by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience adjusted for current environmental factors such as, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to help ensure their relevance in the current real estate environment.

As an integral part of their examination process, the OCC will periodically review our allowance for loan losses, and may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2014	2013
	(In thousands)
Allowance at beginning of period	$1,302	$2,095

Charge-offs:
Real estate loans:
One- to four-family residential	(96)	(211)
Multi-family	—	(351)
Commercial	—	(578)
Construction	—	—
Land	(6)	(30)
Home equity lines of credit	(18)	—
Commercial business loans	(207)	(203)
Automobile loans	(20)	(6)
Other consumer loans	(25)	—

Total charge-offs	(372)	(1,379)

Recoveries:
Real estate loans:
One- to four-family residential	6	17
Multi-family	60	—
Commercial	186	—
Construction	5	2
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	16	—
Automobile loans	2	2
Other consumer loans	1	—

Total recoveries	276	21

Net charge-offs	(96)	(1,358)

Provision for loan losses	—	565

Allowance at end of period	$1,206	$1,302

Ratios:
Net charge-offs to average loans outstanding during the period	0.19%	1.77%
Allowance for loan losses to non-performing loans at end of period	93.13%	56.41%
Allowance for loan losses to total loans at end of period	1.96%	1.81%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total allocated loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2014		2013
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allowance	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allowance
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$392	32.51%	$589	45.24%
Multi-family	354	29.35	252	19.35
Commercial	277	22.97	300	23.04
Construction	7	0.58	—	—
Land	6	0.50	7	0.54
Home equity lines of credit	96	7.96	78	5.99
Commercial business loans	8	0.66	20	1.54
Automobile loans	66	5.47	56	4.30
Other consumer loans	—	—	—	—

Total allocated allowance	1,206	100.00%	1,302	100.00%

Total allowance for loan losses	$1,206		$1,302

At December 31, 2014, our allowance for loan losses represented 1.96% of gross loans and 93.13% of non-performing loans.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely or positively affected if circumstances differ substantially from the assumptions used in making our determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. We utilize mortgage-backed and other securities in our asset/liability management. In making investment decisions, management considers, among other things, our yield and interest rate objectives, our interest rate risk and credit risk position, our loan volume, and our liquidity and cash flow. As of December 31, 2014, all of our investment securities were available-for-sale and were issued by U.S. government sponsored entities which the government has affirmed its commitment to support.

We maintain minimum levels of liquid assets to help ensure we have adequate cash to fund anticipated needs. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are reviewed and updated regularly to assure that adequate liquidity is maintained. Our level of liquidity is a result of management’s asset/liability strategy.

Government sponsored entity mortgage-backed securities and other government sponsored entity securities carry a yield generally lower than that of the corresponding type of residential loan. Accordingly, if the proportion of our assets consisting of government sponsored entity mortgage-backed securities and other government sponsored entity securities increases, our asset yields would likely be somewhat adversely affected. We will evaluate government sponsored entity securities purchases in the future based on our asset/liability objectives, market conditions and alternative investment opportunities.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding stock of the Federal Home Loan Bank of Chicago. All securities were held for sale at the dated indicated.

	At December 31,
	2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government-sponsored entity obligations	$6,000	$5,966	$2,000	$1,957
U.S. government-sponsored entity mortgage-backed securities	632	670	897	947

Total	$6,632	$6,636	$2,897	$2,904

Securities Portfolio Maturities and Yields. The composition and contractual maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2014 were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. government-sponsored entity obligations	$—	—%	$5,000	1.33%	$1,000	2.14%	$—	—%	$6,000	$5,966	1.47%
U.S. government-sponsored entity mortgage-backed securities	—	—	90	5.50	139	5.50	403	1.95	632	670	3.24

Total securities available for sale	$—	$—%	$5,090	1.40%	$1,139	2.55%	$403	2.55%	$6,632	$6,636	1.63%

Other Securities. During recent years, our investment in securities other than mortgage-backed securities, cash and cash equivalents, and Federal Home Loan Bank of Chicago stock have been quite limited. However, in the future, depending on asset/liability management considerations and market considerations, we may determine to invest in other securities including securities issued by the U.S. Treasury and U.S Government agencies, corporate debt securities and, to a lesser extent, corporate equity securities.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. From time to time we have also used borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Historically, our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not accepted brokered deposits in the past. Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is impacted by the competitive market in which we operate which includes numerous financial institutions of varying sizes offering a wide range of products. We often use promotional rates to meet asset/liability and market segment goals.

The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on our experience, we believe that statement savings, demand and NOW accounts may be somewhat more stable sources of deposits than certificates of deposits. However, it can be difficult to attract and maintain such deposits at favorable interest rates under current market conditions.

We anticipate that through our renewed focus on providing business banking products and services and through meaningful and directed relationship development, we will capture additional low cost deposits, such as commercial demand deposits and savings accounts, not for profit demand deposit accounts and commercial money market accounts. In early 2014, we added remote deposit capture to the services that we offer to our business customers. Further, we anticipate developing a “householding” approach to relationship management. By this we mean to develop whole banking relationships that include not only business related accounts, but also the related personal and employee based accounts. Additionally, we will require depository accounts with borrowing relationships.

Deposits. The following table sets forth the distribution of our total deposits by account type, for the periods indicated.

	At or for the Years Ended December 31,
	2014				2013
	Average Balance	Amount	Percent	Weighted Average Rate	Average Balance	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposit accounts:
Interest bearing	$9,430	$9,530	11.91%	0.06%	$8,834	$9,465	11.04%	0.06%
Non-interest bearing	2,926	5,983	7.48	0.00	2,551	2,749	3.21	0.00
Money market accounts	14,680	13,680	17.10	0.15	16,437	15,989	18.65	0.20
Savings accounts	10,027	10,199	12.75	0.15	9,209	9,534	11.12	0.15
Certificates of deposit	44,374	40,593	50.76	0.85	50,596	48,007	55.98	0.94

Total deposits	$81,437	$79,985	100.00%	0.48%	$87,627	$85,744	100.00%	0.59%

As of December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $12.4 million. The following table sets forth the maturity of those certificates as of December 31, 2014.

At December 31, 2014
(In thousands)
Maturity period:
Three months or less	$1,091
Over three months through six months	778
Over six months through one year	1,870
Over one year	8,666

Total	$12,405

Borrowings. We currently have no borrowings. We have in the past, and may in the future, obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our loans and securities. At December 31, 2014, we had access to Federal Home Loan Bank advances of up to $5.2 million, subject to collateral pledging requirements.

We had no Federal Home Loan Bank of Chicago advances or other borrowings outstanding for the years ended December 31, 2014 and 2013.

Subsidiary Activities

Ben Franklin Financial has no direct or indirect subsidiaries other than Ben Franklin Bank of Illinois.

Personnel

At December 31, 2014, we had a total of 26 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relationships with our employees.

SUPERVISION AND REGULATION

General

Ben Franklin Bank is examined and supervised by the OCC and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to matters such as their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Ben Franklin Bank also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters. The OCC examines Ben Franklin Bank and prepares reports for the consideration of our board of directors on any operating deficiencies. Ben Franklin Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of Ben Franklin Bank’s loan documents. Ben Franklin Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a savings and loan holding company, the Company is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Federal Deposit Insurance Corporation, the OCC, the Federal Reserve Board or Congress, could have a material adverse impact on the operations and financial performance of Ben Franklin Financial and Ben Franklin Bank.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Ben Franklin Financial and Ben Franklin Bank. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Ben Franklin Financial and Ben Franklin Bank.

Consent Order and Board Resolutions

On December 19, 2012, the Bank entered into a Consent Order (the “Consent Order”) with the OCC. The Consent Order requires that the Bank and its board of directors correct certain weaknesses identified by the OCC during regulatory examinations. The following sets forth a brief summary of the requirements of the Consent Order, and the Bank’s progress in addressing each requirement.

•	Requirement that the board of directors monitor and coordinate compliance with the Consent Order, and that the board of directors provide quarterly reports on the Bank’s progress to the OCC. The board of directors has complied with this provision of the Consent Order, and believes that it is in substantial compliance with the Consent Order except that the Bank has not been able to adhere to all of the financial projections set forth in its three-year strategic plan.

•	Requirement that the board of directors ensure competent and effective management and add two new independent board members to the Bank’s board of directors. The board of directors has evaluated management’s performance and has determined to split the duties of the Chairman of the Board and Chief Executive Officer from those of the President. The board of directors has appointed two new independent directors.

•	Requirement that the board of directors develop and submit to the OCC a capital plan to maintain a Tier 1 leverage ratio of at least equal to 9% and a total risk-based capital ratio of at least equal to 13%. The OCC has issued its non-objection to the Bank’s Strategic Capital Plan that incorporates the increased capital requirements of the Consent Order. The Bank met the increased capital requirements of the Consent Order as of December 31, 2014.

•	Requirement that the board of directors develop, implement and ensure adherence to a three-year strategic plan. The OCC has issued its non-objection to the Bank’s Strategic Capital Plan. The board of directors reviews quarterly reports comparing actual performance results against the Strategic Capital Plan projections and submits the reports to the OCC. However, the Bank has not been able to adhere to all of the financial projections set forth in its three-year strategic plan.

•	Requirement that the board of directors adopt, implement and ensure adherence to workout plans for each of the Bank’s criticized assets, including review of quarterly management reports of criticized assets. The Consent Order also prohibits the Bank from extending any further credit with respect to criticized assets unless certain requirements are met, including a requirement that a majority of the board of directors approve the extension of credit and document in writing why such extension of credit is in the best interests of the Bank. The Bank has adopted and implemented the required workout plans and is in compliance with this requirement of the Consent Order.

•	Requirement that the board of directors revise the Bank’s risk rating program to ensure that proper risk ratings are assigned to Bank assets and that the Bank’s assets are timely placed on nonaccrual status. The Bank has implemented a new risk rating system consistent with regulatory guidance and formed a Risk Rating Committee to ensure that proper risk ratings and accrual status are assigned to its assets.

•	Requirement that the board of directors adopt, implement and ensure adherence to a program for obtaining proper credit and collateral information to monitor consumer/retail credit risk. The Bank has implemented new lending guidelines and summary loan presentation formats, and has taken corrective action for all credit and collateral exceptions.

•	Requirement that the board revise the Bank’s appraisal policies and obtain current appraisals on certain loans identified by the OCC. The Bank’s has obtained the required appraisals, revised its appraisal policy and procedures, and lowered the threshold for requiring a third party appraisal review from $1.0 million to $500,000. The Bank has also enhanced its training of its internal appraisal review staff.

•	Requirement for semiannual, independent loan and lease reviews and documentation of board action to ensure appropriate remedial action on findings noted in such reviews. The Bank has instituted a third party credit review program consistent with the Consent Order.

•	Requirement that the board of directors adopt, implement and ensure adherence to a policy for maintaining an adequate allowance for loan losses. The Bank’s policy and procedures for the quarterly analysis of its allowance for loan losses are consistent with GAAP and are in compliance with the requirements of the Consent Order.

•	Requirement that the board of directors establish written policies and procedures designed to identify, measure, monitor, and control concentrations of credit, and that an analysis of concentrations be performed at least annually. The Bank’s has established a quarterly concentration risk analysis to identify, measure, monitor and report concentrations of credit to the board of directors and to take appropriate steps to limit such risks consistent with regulatory guidance.

•	Requirement that the board of directors establish a comprehensive formal liquidity risk management policy consistent with regulatory guidance. The Bank has developed and implemented detailed liquidity and interest rate risk measurement tools.

•	Requirement that the board of directors revise, implement, and thereafter ensure Bank adherence to written policies and procedures designed to address and correct weaknesses in the Bank’s consumer compliance program identified in regulatory exams. Management engaged a compliance consultant to perform a compliance risk assessment with the Bank’s compliance officer. The compliance officer’s duties and responsibilities were established, as well as policies and procedures to ensure that the compliance officer has sufficient authority to effectuate her duties. In addition, all of the Bank’s consumer compliance policies were reviewed and revised to be consistent with regulatory guidance.

A federal savings bank is considered to be in “troubled condition” if (i) it has a composite rating of 4 or 5 under the Uniform Financial Institutions Rating System, (ii) it is informed in writing by the OCC that it has been designated as being in troubled condition, or (iii) it is subject to a formal enforcement order with the OCC, such as the Consent Order. Consequently, Ben Franklin Bank is in troubled condition, and is subject to additional regulatory restrictions that require it to:

•	obtain the prior written approval of the OCC before appointing any new director or senior executive officer;

•	obtain the prior written approval of the OCC before making or entering into any “golden parachute” payments or agreements;

•	obtain the prior written approval of the OCC before declaring or paying any dividends or making any other capital distributions; and

•	provide advance notice to and receive a written notice of non-objection from the OCC before entering into or amending any contractual arrangements for compensation or benefits with any director or senior executive officer of Ben Franklin Bank.

The Consent Order requires that we make periodic reports to the OCC as to our compliance with the requirements of the Consent Order. The requirements of the Consent Order will remain in effect until the OCC suspends or terminates the Consent Order.

On March 27, 2014, Ben Franklin-Federal and Ben Franklin Financial, MHC adopted board resolutions requested by the Federal Reserve Board which prohibit us from paying dividends, increasing our debt or redeeming shares of Ben Franklin-Federal stock without prior written approval from the Federal Reserve Board. We cannot determine when Ben Franklin Financial would no longer be subject to the conditions of the board resolutions.

The Dodd-Frank Act

The Dodd-Frank Act significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act eliminated our primary federal regulator, the Office of Thrift Supervision, as of July 21, 2011, and required Ben Franklin Bank to be supervised and examined by the OCC, the primary federal regulator of national banks. On the same date, the Federal Reserve Board assumed regulatory jurisdiction over savings and loan holding companies, in addition to its role of supervising bank holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Ben Franklin Bank, continue to be examined by their applicable federal bank regulators. The legislation gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for Federal Deposit Insurance Corporation assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor, and authorized non-interest-bearing transaction accounts with unlimited deposit insurance through December 31, 2012. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased the ability of stockholders to influence boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the implementing regulations and, therefore, their impact on our operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for Ben Franklin Financial and Ben Franklin Bank.

Business Activities

A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Ben Franklin Bank may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to aggregate limits calculated as a specified percentage of Ben Franklin Bank’s capital or assets. Ben Franklin Bank also may establish service corporation subsidiaries that may engage in a variety of activities, including some that are not otherwise permissible for Ben Franklin Bank, including real estate investment and securities and insurance brokerage.

The Dodd-Frank Act removed federal statutory restrictions on the payment of interest on commercial demand deposit accounts, effective July 21, 2011.

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. At December 31, 2014, based on the 15% limitation, our loans-to-one-borrower limit was approximately $1.4 million. On the same date, we had two borrowers with outstanding balances in excess of this amount. Both loans were originally funded within our loans-to-one borrower limit at points in time when our lending limit supported loans at such amounts.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, which required us to either qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2014, we maintained 73.3% of our portfolio assets in qualified thrift investments and, therefore, we satisfied the QTL test.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe for insured depository institutions under its jurisdiction standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, employee compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to submit or implement an acceptable plan, the appropriate federal banking agency may issue an enforceable order requiring correction of the deficiencies.

Capital Requirements

During 2014, OCC regulations required the Bank to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Federal regulations also require that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities that are not permissible for a national bank.

The risk-based capital standard applicable for 2014 required the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by capital regulations based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings institution that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the potential recourse against the savings bank. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors, and has the authority to establish higher capital requirements for individual associations where necessary.

In July, 2013, the OCC and the other federal bank regulatory agencies issued a final rule revising the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum 4% leverage capital ratio for all institutions, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement are being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

On December 19, 2012, Ben Franklin Bank entered into the Consent Order with the OCC (see “—Consent Order and Board Resolutions Above” above) which among other things included a requirement to maintain a total risk-based capital ratio of at least 13% and a minimum Tier 1 leverage capital ratio of at least 9% beginning on March 31, 2013. As a result of entering into the Consent Order to achieve and maintain specific capital levels, Ben Franklin Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at December 31, 2014. At December 31, 2014, Ben Franklin Bank had a Tier 1 leverage capital level of $7.8 million, or 8.7% which did not meet the requirement of the minimum capital ratio established by the Consent Order. The Bank had a total risk-based capital level of $8.5 million, or 15.5% of risk-weighted assets which met the requirement of the Consent Order.

Prompt Corrective Regulatory Action

Under prompt corrective action regulations, the Federal Reserve Board is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized member banks. For this purpose, a member bank is placed in one of the following five categories based on the bank’s capital:

•	well-capitalized (at least 5% leverage capital, 8% Tier 1 risk-based capital, 10% total risk-based capital and 6.5% common equity Tier 1 risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital and 4.5% common equity Tier 1 risk-based capital);

•	undercapitalized (less than 4% leverage capital, 6% Tier 1 risk-based capital, 8% total risk-based capital or 4.5% common equity Tier 1 risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 4% Tier 1 risk-based capital, 6% total risk-based capital or 3% common equity Tier 1 risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Capital Distributions

Federal regulations restrict capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A federal savings institution must file an application with the OCC for approval of the capital distribution if:

•	the total capital distributions for the applicable calendar year exceeds the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available to be paid as a dividend;

•	the institution would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or

•	the institution is not eligible for expedited review of its filings (i.e., generally, institutions that do not have safety and soundness, compliance and Community Reinvestment Act ratings in the top two categories or fail a capital requirement).

A savings institution that is a subsidiary of a holding company, which is the case with Ben Franklin Bank, must file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution, and must receive Federal Reserve Board non-objection to the payment of the dividend.

Applications or notices may be denied if the institution would be undercapitalized after the dividend, the proposed dividend raises safety and soundness concerns or the proposed dividend would violate a law, regulation enforcement order or regulatory condition.

In the event a savings institution’s capital falls below its regulatory requirements or is notified by the regulatory agency that it is in need of more than normal supervision, its ability to make capital distributions would be restricted. In addition, any proposed capital distribution could be prohibited if the regulatory agency determines that the distribution would constitute an unsafe or unsound practice.

Transactions with Related Parties

A savings institution’s authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W. The term “affiliate” generally means any company that controls or is under common control with an institution, including Ben Franklin Financial and its non-savings institution subsidiaries. Applicable law limits the aggregate amount of “covered” transactions with any individual affiliate, including loans to the affiliate, to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain covered transactions with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral. Purchasing low quality assets from affiliates is generally prohibited. Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors or 10% or greater stockholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2014, we were in compliance with these regulations.

Enforcement

The OCC has primary enforcement responsibility over federal savings institutions, including the authority to bring enforcement action against “institution-related parties,” which includes officers, directors, certain stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

Deposit Insurance

Ben Franklin Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in Ben Franklin Bank are insured up to a maximum of $250,000 for each separately insured depositor.

The Federal Deposit Insurance Corporation assesses deposit insurance premiums on all insured depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.

An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with institutions that are deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1⁄2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 23 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target ratio for the Deposit Insurance Fund from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits, and the Federal Deposit Insurance Corporation must achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are required to fund the increase. The Dodd-Frank Act also eliminated the 1.5% maximum fund ratio, and instead gives the Federal Deposit Insurance Corporation discretion to determine the maximum fund ratio. The Federal Deposit Insurance Corporation has exercised this discretion by establishing a long-term fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Any significant increases would have an adverse effect on the results of operations of Ben Franklin Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. Management of Ben Franklin Bank does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System

Ben Franklin Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, we are required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank.

Community Reinvestment Act and Fair Lending Laws

Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on certain activities such as branching and acquisitions. Ben Franklin Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Other Regulations

Interest and other charges collected or contracted for by Ben Franklin Bank are subject to state usury laws and federal laws concerning interest rates. Ben Franklin Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for one- to four-family residential real estate mortgage loans receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable banking regulators and the public to determine whether a financial institution is fulfilling its obligation to help meet the credit needs of the communities it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Ben Franklin Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act, which governs automatic deposits in and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

Ben Franklin Financial is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Ben Franklin Financial and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Ben Franklin Bank.

As a savings and loan holding company, Ben Franklin Financial’s activities will be limited to those activities permissible by law for financial holding companies, under certain circumstances described below, bank holding companies under section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending activities, insurance and underwriting equity securities. A savings and loan holding company must elect such status in order to engage in activities permissible for a financial holding company, must meet the qualitative requirements for a bank holding company to qualify as a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institutions involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which excludes instruments such as trust preferred securities and cumulative preferred stock. Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The final capital rule discussed above implements the consolidated capital requirements for savings and loan holding companies effective January 1, 2015.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. That doctrine requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The guidance also states that a holding company should notify the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Ben Franklin Financial to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

Ben Franklin Financial’s common stock is registered with the Securities and Exchange Commission and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in Ben Franklin Financial’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Ben Franklin Financial may be resold without registration. Shares purchased by an affiliate of Ben Franklin Financial will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Ben Franklin Financial meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Ben Franklin Financial that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of Ben Franklin Financial, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, Ben Franklin Financial may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have existing policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Ben Franklin Financial qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Ben Franklin Financial will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Ben Franklin Financial has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as Ben Franklin Financial unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with Ben Franklin Financial, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Federal Taxation

General. Ben Franklin Financial and Ben Franklin Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Our tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Ben Franklin Financial or Ben Franklin Bank.

Method of Accounting. For federal income tax purposes, we report income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing federal and state income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Ben Franklin Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. Ben Franklin Bank was required to use the specific charge off method in computing its bad debt deduction beginning with its 1997 federal tax return. Savings institutions were required to recapture any excess reserves established after December 31, 1987. The reserve balance as of December 31, 1987 is referred to as the base year reserve.

Taxable Distributions and Recapture. Prior to the 1996 Act, federal tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the thrift institution failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules.

At December 31, 2014, our total federal and Illinois pre-1988 base year tax bad debt reserve was approximately $397,000. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. We have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryovers. Generally we may carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, we have federal net operating losses of approximately $4.9 million which are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2030 through 2033. For financial reporting purposes, at December 31, 2014, we continue to maintain a valuation allowance established at December 31, 2009, based on our assessment of our ability to realize our net deferred tax asset due to continuing losses incurred.

Corporate Dividends-Received Deduction. Ben Franklin Financial may exclude from its income 100% of dividends received from Ben Franklin Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and owns more than 20% of the stock. A corporation receiving a dividend may deduct only 70% of dividends if the corporation owns less than 20% of the dividend paying corporation.

State and Local Taxation

Illinois State Taxation. Ben Franklin Financial and Ben Franklin Bank are required to file Illinois income tax returns and pay tax at a stated tax rate of 9.5% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2014, we have Illinois net operating losses of approximately $7.3 million which are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2015 through 2025.

As a Maryland business corporation, Ben Franklin Financial is required to file an annual report with and pay franchise taxes to the state of Maryland.

Item 1A.	Risk Factors

Ben Franklin Bank is subject to a Consent Order with the OCC, including an individual minimum capital requirement, that may adversely affect our operations and our financial performance. Ben Franklin-Federal and Ben Franklin Financial, MHC have also adopted board resolutions requested by the Federal Reserve Board which, among other things, prohibit us from paying dividends, increasing our debt or redeeming shares of Ben Franklin-Federal stock without prior written approval from the Federal Reserve Board. Continued compliance with the Consent Order and board resolutions may restrict our operations and adversely affect our financial condition and results of operations.

On December 19, 2012, the Bank entered into a Consent Order with the OCC. The Consent Order requires that the Bank correct certain weaknesses identified by the OCC during regulatory examinations. Specifically, the Consent Order required that the board of directors take the following actions, among others.

•	Develop, adopt, implement, and ensure adherence to a three-year capital plan.

•	Maintain a Tier 1 leverage ratio of at least 9% and a total risk-based capital ratio of at least 13%.

•	Develop, adopt, implement and ensure adherence to a detailed three-year strategic plan that establishes objectives and projections for the Bank’s overall risk profile, earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital and liquidity adequacy, reduction in the volume of nonperforming assets, product line development and market segments that the Bank intends to promote or develop, together with specific strategies to achieve those objectives.

•	Ensure that Ben Franklin Bank has competent and effective management, and add two new independent board members. The board of directors has added two new directors.

•	Adopt, implement and ensure adherence to workout plans for each of the Bank’s criticized assets, including review of quarterly management reports of criticized assets. The Consent Order also prohibits the Bank from extending any further credit with respect to criticized assets unless certain requirements are met, including a requirement that a majority of the board of directors approve the extension of credit and document in writing why such extension of credit is in the best interests of the Bank.

•	Revise the Bank’s risk rating program to ensure that proper risk ratings are assigned to Bank assets and that the Bank’s assets are timely placed on nonaccrual status.

•	Adopt, implement and ensure adherence to a program for obtaining and analyzing certain credit and collateral information to monitor consumer/retail credit risk, properly account for loans, and assign accurate risk ratings. The Consent Order also prohibits the Bank from extending any loan, lease, or other extension of credit unless certain requirements have been met, including documenting the specific reason(s) for the extension of credit, identifying the expected source of repayment in writing, structuring the repayment terms to coincide with the expected source of repayment, obtaining and analyzing current and satisfactory credit information, and adequately documenting the current value of collateral.

•	Revise the Bank’s appraisal policies and obtain current appraisals on certain loans identified by the OCC.

•	Conduct semiannual, independent loan and lease reviews, provide a written report to the board of directors of the findings noted in such reviews, and document board action in response to the written report to ensure appropriate remedial action on findings noted in such reviews has been taken.

•	Adopt, implement and ensure adherence to policies and procedures for maintaining an adequate allowance for loan losses.

•	Establish written policies and procedures designed to identify, measure, monitor, and control concentrations of credit, and perform an analysis of concentrations at least annually.

•	Establish a comprehensive formal liquidity risk management policy consistent with regulatory guidance.

•	Revise, implement, and thereafter ensure Bank adherence to written policies and procedures designed to address and correct weaknesses in the Bank’s consumer compliance program identified in regulatory exams.

A federal savings bank is considered to be in “troubled condition” if (i) it has a composite rating of 4 or 5 under the Uniform Financial Institutions Rating System, (ii) it is informed in writing by the OCC that it has been designated as being in troubled condition, or (iii) it is subject to a formal enforcement order with the OCC, such as the Consent Order. Consequently, Ben Franklin Bank is in troubled condition, and is subject to additional regulatory restrictions that require it to:

•	obtain the prior written approval of the OCC before appointing any new director or senior executive officer;

•	obtain the prior written approval of the OCC before making or entering into any “golden parachute” payments or agreements;

•	obtain the prior written approval of the OCC before declaring or paying any dividends or making any other capital distributions; and

•	provide advance notice to and receive a written notice of non-objection from the OCC before entering into or amending any contractual arrangements for compensation or benefits with any director or senior executive officer of Ben Franklin Bank.

The Consent Order requires that we make quarterly progress reports to the OCC as to our compliance with the requirements of the Consent Order. The requirements of the Consent Order will remain in effect until the OCC suspends or terminates the Consent Order. The Bank has not achieved full compliance with the Consent Order because it has not been able to adhere to all of the financial projections set forth in its three-year strategic plan. The Bank has submitted a new strategic plan in connection with the conversion. Failure to comply with the Consent Order could result in additional enforcement actions by the OCC. We have incurred significant expense in complying with the Consent Order, and continued compliance with the Consent Order may restrict our operations or result in continued expense, either of which may adversely affect our financial condition and results of operations. For more information regarding the Consent Order, and the actions that we have taken to comply with the Consent Order, see “Regulation and Supervision—Consent Order and Board Resolutions.”

On March 27, 2014, Ben Franklin-Federal and Ben Franklin Financial, MHC adopted board resolutions requested by the Federal Reserve Board that prohibit us from paying dividends, increasing our debt or redeeming shares of Ben Franklin-Federal stock without prior written approval from the Federal Reserve Board. Continued compliance with the board resolutions may restrict our operations and adversely affect our financial condition and results of operations. Failure to comply with the board resolutions could result in additional enforcement actions by the Federal Reserve Board. We cannot determine when Ben Franklin Financial would no longer be subject to the conditions of the board resolutions.

Our business strategy, which contemplates asset and liability growth, including significant loan growth, was recently adopted and implemented and has not yet had the time to be proven successful. If we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.

In September 2014, the Board of Directors of Ben Franklin Bank approved a strategic plan that contemplates growth in assets and liabilities, including significant loan growth, over the next several years. Under the plan, we intend to increase our commercial and multi-family real estate loans, home equity lines of credit and, to a lesser extent, commercial business loans, while attracting favorably priced deposits. We have incurred substantial additional expenses due to the implementation of our strategic plan, including salaries related to new lending officers and related support staff. Many of these increased expenses are considered fixed expenses. Unless we can successfully implement our strategic plan, our financial condition and results of operations will continue to be negatively affected by these increased costs.

The successful implementation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area. In addition, our ability to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial and multi-family real estate loans, home equity lines of credit and commercial business loans. Growth opportunities may not be available and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branches to attract enough favorably priced deposits to generate the revenue needed to offset the associated expenses. Assuming the successful execution of our business plan, we do not expect that we will return to profitability until fiscal 2017. We may be unsuccessful, however, in executing on our business plan and may not be able to return to profitability in the timeframe we expect, or at all.

If our problem assets increase, our results of operations may decline.

At December 31, 2014, our non-performing assets were 2.01% of our total assets and consisted of $548,000 of non-accrual troubled debt restructurings, $747,000 of non-accrual loans, and $504,000 of repossessed assets. In addition, our classified assets totaled $1.3 million at December 31, 2014. Our problem assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or repossessed assets. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. We also write down the value of properties in our repossessed assets to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our repossessed assets. Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations and implementation of our business strategy. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, a sustained increase in interest rates generally would tend to reduce our interest income. At December 31, 2014, a portion (14.7%) of our loan portfolio was comprised of fixed-rate loans with remaining terms of over 15 years while a significant portion (39.8%) of our certificates of deposit had terms of one year or less. In the event that interest rates suddenly rise our interest expense may rise more quickly than our interest income. Consequently, we may experience a related decrease in our net interest income.

Changes in interest rates also may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities. Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans. Also, increases in interest rates may extend the life of fixed-rate assets, which would restrict our ability to reinvest in higher yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive on a new investment.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of our securities classified as available for sale changes inversely with changes in interest rates. At December 31, 2014, the fair value of our portfolio of investment securities classified as available for sale totaled $6.6 million. At that date, net unrealized gains on these securities totaled $4,000.

Our business plan contemplates an increase in our origination of commercial and multi-family real estate loans and, to a lesser extent, commercial business loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate.

Pursuant to our strategic plan, following the offering we intend to increase our level of multi-family and commercial real estate loans and, to a lesser extent, our commercial business loan originations. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family properties typically depends upon the successful operation of the real property securing the loan. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business. A secondary market for most types of commercial real estate, commercial business and multi-family loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. If these loans become non-performing, we may have to increase our provision for loan losses which would negatively affect our results of operations.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other community banks which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. At December 31, 2014, we had $89.5 million of total assets, $60.4 million of loans receivable, net of the allowance for loan losses, $6.6 million of available-for-sale investment securities, $80.0 million of total deposits and $8.2 million of total equity. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Our small size also means that we are not always able to offer competitive salaries and benefits. In addition, our smaller customer base makes it relatively more difficult to generate significant noninterest income from other activities. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

A worsening of economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and, until recently, unemployment levels remain high despite the Federal Reserve Board’s unprecedented efforts to encourage economic growth by maintaining low interest rates through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. Recovery by many businesses has been impaired by lower consumer spending. If the Federal Reserve Board increases the federal funds rate or more rapidly curtails its bond purchasing program, higher interest rates would likely result, which may reduce our loan originations, and housing markets and U.S. economic activity would be negatively affected. Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in the metropolitan Chicago area. Both of our branches and most of our deposit customers also are located in this area. A decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations.

A deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our loans, deposits and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	weak economic conditions may limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;

•	the value of the collateral for our loans may decline; and

•	the amount of our low-cost or non-interest-bearing deposits may decrease.

Moreover, a significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, an outbreak of hostilities or other international or domestic calamities, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

If the allowance for loan losses is not sufficient to cover actual loan losses, our results of operations could decline.

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Our emphasis on loan growth and on increasing our originations of multi-family and commercial real estate loans and commercial business loans, as well as any future credit deterioration, could require us to further increase our allowance in the future. Additions to the allowance would decrease our net income. At December 31, 2014, our allowance for loan losses was $1.2 million, or 93.13% of non-performing loans and 1.96% of gross loans, compared to $1.3 million, or 56.41% non-performing loans and 1.81% of gross loans at December 31, 2013.

Bank regulators also periodically review our allowance for loan losses and may require an increase in the provision for loan losses or further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs would adversely affect our results of operations or our financial condition.

Changes in the valuation of our securities portfolio may impact our profits.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. The declines in market value could result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Strong competition and the changing banking environment may limit our growth and profitability.

Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms operating locally and elsewhere, and non-traditional financial institutions, including non-depository financial services providers. Many of these competitors (whether regional or national institutions) have substantially greater resources and lending limits than we have and may offer certain services that we do not or cannot provide. Additionally, non-traditional financial institutions may not have the same regulatory requirements or burdens as we do even while playing a rapidly increasing role in the financial services industry, which could ultimately limit our growth, profitability and stockholder value. Our profitability depends upon our ability to successfully compete in our market areas and adapt to the changing financial services environment.

We may not be able to realize our deferred tax asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2014, we had a $2.9 million net deferred tax asset, excluding the valuation allowance. In 2009, we established a full valuation allowance for our net deferred tax asset after evaluating the positive and negative evidence regarding our ability to generate future taxable income in order to utilize the deferred tax asset in accordance with U.S. GAAP. At December 31, 2014, our valuation allowance was $2.9 million. U.S. GAAP requires more weight be given to objective evidence, and since realization is dependent on future operating results, our three-year cumulative operating loss carried more weight than forecasted earnings.

Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the net deferred tax asset ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. The net deferred tax asset at December 31, 2014 will not become fully realizable until our future earnings will support realization of the asset. In addition, future events such as the expiration of net operating loss carryfowards, capital raises or transactions that result in a change in control, could trigger the application of certain tax laws which materially limit the utilization of the net deferred tax asset. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. It is possible that we could ultimately not be able to use or lose a significant portion of the net deferred tax asset. Realization of our net deferred tax asset would significantly improve our results of operations and capital.

Declines in property values can increase the loan-to-value ratios on our residential mortgage loan portfolio, which could expose us to greater risk of loss.

Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas. Residential loans with high combined loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

•	the OCC became the primary federal regulator for federal savings associations such as Ben Franklin Bank (replacing the Office of Thrift Supervision), and the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision;

•	the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, the new rule for savings and loan holding companies has set January 1, 2015 as the date the new capital requirements will begin to apply. See “Supervision and Regulation—Capital Requirements;”

•	the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•	a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like Ben Franklin Bank, will be examined by their applicable bank regulators; and

•	federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations. Higher capital levels would reduce our ability to grow and increase our interest-earning assets which would adversely affect our return on stockholders’ equity.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules are uncertain.

In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Ben Franklin Bank and Ben Franklin Financial. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Ben Franklin Bank and Ben Franklin Financial on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

Although the Consent Order requires that Ben Franklin Bank currently maintain capital levels above those required by the new rules described above, the new rules will impact Ben Franklin Bank and Ben Franklin Financial if the Consent Order is terminated. The application of more stringent capital requirements for Ben Franklin Bank and Ben Franklin Financial could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

The Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by increasing ongoing compliance costs and restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Changes in laws and regulations may increase our costs of compliance which may adversely affect our operations and our income.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to increase confidence and encourage liquidity in financial institutions, and the Federal Deposit Insurance Corporation has taken actions to increase insurance coverage on deposit accounts. In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay on their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

Moreover, bank regulatory agencies have responded aggressively to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements. Bank regulatory agencies, such as the OCC and the Federal Deposit Insurance Corporation, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors. In addition, new laws and regulations are likely to increase our costs of regulatory compliance and costs of doing business, and otherwise affect our operations. New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge, and our ongoing operations, costs and profitability. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor. Regulations limit interchange fees for banks with assets of more than $10 billion. It is unclear whether in the future these limits will apply to smaller banks such as Ben Franklin Bank.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations.

The cost of additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements will increase our expenses.

As a result of the completion of the offering, we became a public reporting company. We expect that the obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the Securities and Exchange Commission. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

Because the nature of the financial services business involves a high volume of transactions, we face significant operational risks.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of: fraud by employees or persons outside our company; the execution of unauthorized transactions by employees; errors relating to transaction processing and technology; breaches of the internal control systems and compliance requirements; and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in violations of consumer privacy laws including the Gramm-Leach-Bliley Act, cause significant liability to us and give reason for existing and potential customers to refrain from doing business with us. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage and potential liability, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

Proposed and final regulations could restrict our ability to originate and sell loans.

The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Properties

We operate from our main office in Arlington Heights, Illinois and our branch office in Rolling Meadows, Illinois. Set forth below is information related to our headquarters and branch locations. The net book value of our facilities was $466,000 at December 31, 2014. The net book value of our real property described below in the table is as of December 31, 2014.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)

Main Office:

830 East Kensington Road Arlington Heights, Illinois 60004	Leased	2007	$466

Branch Office:

3148 Kirchoff Road Rolling Meadows, Illinois 60008	Leased	1991	$—

The net book value of our furniture, fixtures, and equipment (including computer software) at December 31, 2014 was $91,000.

Item 3.	Legal Proceedings

As of the date of this annual report, we were not involved in any pending legal proceedings other than routine proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which management believes are immaterial to our financial condition, our results of operations and our cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

On September 8, 2014, the Board of Directors of Ben Franklin Financial, MHC (the “MHC”) and the Board of Directors of Ben Franklin Financial, Inc. (“Ben Franklin-Federal”) adopted a new Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Ben Franklin Financial, Inc., a Maryland Corporation (“Ben Franklin Financial”), was organized and the MHC converted from the mutual holding company form of organization to the fully public form on January 22, 2015. As part of the conversion, the MHC’s ownership interest of Ben Franklin Financial was offered for sale in a public offering. The existing publicly held shares of Ben Franklin-Federal, were exchanged for 0.3562 new shares of common stock of Ben Franklin Financial. The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of Ben Franklin-Federal owned the same aggregate percentage of Ben Franklin Financial common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, Ben Franklin Financial became the holding company of Ben Franklin Bank of Illinois and succeeded to all of the business and operations of Ben Franklin-Federal and each of Ben Franklin-Federal and Ben Franklin Financial, MHC ceased to exist.

Our shares of common stock are quoted on the OTC Pink Marketplace under the symbol “BFFI”. The approximate number of shareholders of record of Ben Franklin Financial common stock as of March 27 , 2015 was 114. On that same date there were 696,339 shares of common stock outstanding.

The following table presents the high and low bid quotations for Ben Franklin-Federal’s common stock for the years ended December 31, 2014 and 2013. The stated high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. We have never paid a dividend on our common stock. We have adjusted the share prices to reflect the 0.3562 exchange ratio. Ben Franklin Financial, Inc. began trading on the OTC Pink Marketplace on January 23, 2015.

	Bid Price Per Share
	High	Low

Year Ending December 31, 2014
Fourth quarter	$11.51	$7.44
Third quarter	9.83	7.02
Second quarter	7.72	6.32
First quarter	8.00	6.32

Year Ended December 31, 2013
Fourth quarter	9.77	7.86
Third quarter	8.96	5.59
Second quarter	5.59	5.05
First quarter	5.64	4.49

Ben Franklin-Federal and Ben Franklin Financial, MHC adopted board resolutions requested by the Federal Reserve Board which, among other things, prohibit us from paying dividends without prior written approval from the Federal Reserve Board. We cannot determine when Ben Franklin Financial will no longer be subject to the conditions of the board resolutions. See “Supervision and Regulation—Consent Order and Board Resolutions.”

We do not intend to pay dividends until such time as we are generating sufficient net income to support our strategic growth plan and the payment of any such dividends. In determining whether to pay a cash dividend and the amount of such cash dividend, the board of directors is expected to take into account a number of factors, including regulatory capital requirements, our financial condition and results of operations, other uses of funds for the long-term value of stockholders, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The declaration of dividends on our shares of common stock is subject to statutory and regulatory requirements. Specifically, the Federal Reserve Board has issued a policy statement proving that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Federal regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with the its capital needs and overall financial condition. In addition, Ben Franklin Financial will be subject to Maryland state law limitations on the payment of dividends. Further, Ben Franklin Financial will not be permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by Ben Franklin Financial in connection with the conversion.

Dividends we can declare and pay to our stockholders will depend, in part, upon receipt of dividends from Ben Franklin Bank, because initially we will have no source of income other than dividends from Ben Franklin Bank, earnings from the investment of proceeds from the sale of shares of common stock, and interest payments received in connection with the loan to the employee stock ownership plan. Ben Franklin Bank will not be permitted to make a capital distribution to Ben Franklin Financial if, after making such distribution, it would be undercapitalized. Ben Franklin Bank must generally file an application with the OCC for approval of a capital distribution if the total capital distributions for the applicable calendar year exceed the sum of Ben Franklin Bank’s net income for that year to date plus its retained net income for the preceding two years or Ben Franklin Bank would not be at least adequately capitalized following the distribution. In addition, any payment of dividends by Ben Franklin Bank to Ben Franklin Financial that would be deemed to be drawn from Ben Franklin Bank’s bad debt reserves established prior to 1988, if any, would require a payment of taxes at the then-current tax rate by Ben Franklin Bank on the amount of earnings deemed to be removed from the pre-1988 bad debt reserves for such distribution. Ben Franklin Bank does not intend to make any distribution that would create such a federal tax liability. For further information concerning additional federal law and regulations regarding the ability of Ben Franklin Bank to make capital distributions, including the payment of dividends to Ben Franklin Financial, see “Taxation—Federal Taxation” and “Regulation and Supervision—Capital Distributions.”

Ben Franklin Financial will file a consolidated federal tax return with Ben Franklin Bank. Accordingly, it is anticipated that any cash distributions made by us to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal tax purposes. Additionally, pursuant to Federal Reserve Board regulations, during the three-year period following the conversion, we will not make any capital distribution to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

Ben Franklin Financial did not repurchase any of its common stock during the quarter ended December 31, 2014.

Use of Proceeds from Registered Securities

On September 12, 2014, Ben Franklin Financial filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the mutual to stock conversion of Ben Franklin Financial, MHC and the related offering of common stock by Ben Franklin Financial, Inc. The Registration Statement (File No. 333-198702) was declared effective by the Securities and Exchange Commission on November 12, 2014. Ben Franklin Financial, Inc. registered 998,488 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement. The stock offering commenced on November 21, 2014, and ended on January 8, 2015.

Sterne, Agee & Leach, Inc. (“Sterne”) was engaged to assist in the marketing of the common stock and records management services. For its services, Sterne received a fee of $260,000. Sterne was also reimbursed $81,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $3.9 million, through the sale of 390,474 shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $1.4 million. Net proceeds of the offering were approximately $2.5 million.

Ben Franklin Financial, Inc. contributed $2.0 million of the net proceeds of the offering to the Bank. In addition, $273,330 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $314,000 of the net proceeds were retained by Ben Franklin Financial, Inc. The net proceeds contributed to the Bank have been invested in interest earning deposits and investment securities, and used for funding future loan growth. The net proceeds retained by Ben Franklin Financial, Inc. were initially deposited with the Bank.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of Ben Franklin-Federal and subsidiaries for the years and at the dates indicated. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2014 and 2013 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Ben Franklin Financial, Inc. beginning at page 63 of this annual report. The information at and for the year ended December 31, 2012 is derived in part from audited financial statements that are not included in this annual report.

	At December 31,
	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$89,484	$96,361	$100,782
Cash and cash equivalents	19,014	19,960	12,236
Loans receivable, net	60,405	70,560	81,429
Securities available for sale at fair value	6,636	2,904	3,232
Federal Home Loan Bank stock	921	921	921
Total deposits	79,985	85,744	89,407
Total equity	8,179	9,617	10,482

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Selected Operating Data:
Interest income	$3,237	$3,882	$4,449
Interest expense	433	559	703

Net interest income	2,804	3,323	3,746
Provision for loan losses	—	565	1,903

Net interest income after provision for loan losses	2,804	2,758	1,843
Non-interest income	95	204	90
Non-interest expense	4,314	3,757	4,040

Loss before income taxes	(1,415)	(795)	(2,107)
Income tax provision (benefit)	1	32	13

Net loss	$(1,416)	$(827)	$(2,120)

	At or For the Years Ended December 31,
	2014	2013	2012
Selected Financial Ratios and Other Data:

Performance Ratios (1):
Return on assets (ratio of net income (loss) to average total assets)	(1.55)%	(0.84)%	(2.07)%
Return on equity (ratio of net income (loss) to average equity)	(15.35)%	(7.87)%	(18.12)%
Interest rate spread (2)	3.11%	3.41%	3.76%
Net interest margin (3)	3.17%	3.49%	3.85%
Efficiency ratio (4)	146.24%	108.84%	103.32%
Non-interest expense to average total assets	4.71%	3.80%	3.95%
Average interest-earning assets to average interest-bearing liabilities	112.68%	112.07%	111.57%
Loans to deposits	77.03%	83.81%	93.42%
Average equity to average total assets	10.07%	10.62%	11.43%

Asset Quality Ratios:
Non-performing loans to gross loans	2.10%	3.21%	1.22%
Non-performing assets to total assets	2.01%	3.52%	2.65%
Allowance for loan losses to non-performing loans	93.13%	56.41%	205.19%
Allowance for loan losses to total loans	1.96%	1.81%	2.51%
Net charge-offs to average gross loans	0.19%	1.77%	1.12%

Capital Ratios:
Equity to total assets at end of period	9.1%	10.0%	10.4%
Total capital (to risk-weighted assets) (5)	15.5%	14.8%	12.0%
Tier I capital (to risk-weighted assets) (5)	14.3%	13.6%	10.7%
Tier I capital (to total adjusted assets) (5)	8.7%	9.2%	8.2%

Other Data:
Number of full service banking offices	2	2	2
Full-time equivalent employees	26	24	22

(1)	All ratios are expressed as percentages.
(2)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income.
(5)	Capital ratios are for Ben Franklin Bank only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of Ben Franklin-Federal and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2014 and 2013 and our results of operations for the years ended December 31, 2014 and 2013. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page 63 of this annual report. Ben Franklin Financial, Inc. had not engaged in any activities at December 31, 2014; therefore, the information reflected in this section reflects the financial performance of Ben Franklin-Federal and subsidiaries.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities and other interest-earning assets (primarily cash equivalents), and the interest we pay on our interest-bearing liabilities, consisting of deposits. Our results of operations also are affected by provisions for loan losses, noninterest income, and noninterest expense. Noninterest income consists of fees and service charges and other income. Noninterest expense consists of employee compensation and benefits, occupancy and equipment, data processing, professional fees, expenses associated with managing and working out our repossessed assets, FDIC assessments and other expenses.

We have recorded net losses in each of the years from 2008 through 2014. The primary reasons for our net losses during the years 2008 through 2012 were increases in non-performing assets due to the severe recession that began in 2008, which resulted in increases in loans charged off and provisions for loan losses. We also experienced increases in non-interest expenses, including expenses associated with managing and working out our repossessed assets, and regulatory compliance.

To improve asset quality and enhance our credit review and underwriting processes and procedures, in 2012 we added two experienced commercial lenders and an experienced commercial credit analyst and implemented a detailed problem asset resolution plan. We also enhanced our lending and credit policies and procedures and our credit administration procedures and controls. As a result, non-performing assets have decreased from a peak of $6.7 million, or 5.81% of total assets at December 31, 2010, to $1.8 million, or 2.01% of total assets, at December 31, 2014. In addition, the provision for loan losses has decreased from a peak of $1.9 million for the year ended December 31, 2012, to $565,000 for the year ended December 31, 2013 and no provision for the year ended December 31, 2014.

Despite the improvements in asset quality, we have continued to record net losses. Net losses equaled $827,000 for 2013 and $1.4 million for the year ended December 31, 2014. The primary reason for our continued losses is a reduction in net interest income due to a decrease in the size of our loan portfolio, ongoing cost to resolve our non-performing assets, and an increase in the balance of our lower yielding cash equivalents. We have decreased our asset size, primarily by decreasing the size of our loan portfolio, to address regulatory capital concerns following the increase in non-performing assets and losses due to the recession. At the same time, the severe recession resulted in lower loan demand which impacted our loan origination volumes. More recently, we have been required to shrink our assets further in order to meet increased capital requirements under the Consent Order (the “Consent Order”) we entered into with the OCC on December 19, 2012. See “Supervision and Regulation—Consent Order and Board Resolutions.”

As with most financial institutions, our results of operations have also been impacted by the increased cost of operating in today’s regulatory environment. We do not believe that we can materially reduce our noninterest expenses in the current environment without impairing our customer service, competitiveness and our ability to maintain regulatory compliance. Our results of operations will be negatively impacted until we are able to increase our net interest income relative to our noninterest expense. Accordingly, we have adopted a strategic plan to increase our net interest income by growing our earnings base, especially the size of our loan portfolio.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a community-oriented financial institution. We understand the financial needs of our local customers and we offer a broad range of financial products and services specifically designed to meet those needs. To further this key strategy, we seek opportunities to deepen our existing customer relationships and to establish our brand in areas of the community where we are not yet well recognized.

Our board of directors has also recently adopted a strategic plan to increase our net interest income by growing our loan portfolio. Since 2012, we have added three experienced commercial lenders, including the Bank’s new President. We have also improved our credit underwriting, review and administration policies and procedures, and have experienced a significant improvement in asset quality. As a result of our addition of experienced staff, and our improvements to our lending policies and procedures, we believe that our current infrastructure is sufficient to support an expansion of our loan portfolio without incurring significant additional operating expenses. While we believe that the additional capital raised in the conversion will allow us to refocus our lending efforts and grow our loan portfolio there may be a significant amount of time for us to accomplish our goals.

Anticipated Increase in Non-interest expense

Although the capital raised in the conversion will support our efforts to increase the size of our loan portfolio, the conversion will have a short-term adverse impact on our operating results due to increased expenses. These additional expenses include the costs of becoming a public company, increased compensation expenses associated with our new employee stock ownership plan and the possible implementation of one or more new stock-based benefit plans after the completion of the conversion.

Based on the above, we do not anticipate net income until we experience significant growth in our earning assets base pursuant to our business plan. Assuming the successful execution of our business plan, we expect that we will return to profitability for the year ending December 31, 2017. There can be no assurances, however, that we will successfully execute on our business plan and be able to return to profitability in the timeframe we expect or at all.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we can choose to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use the extended transition period to delay adoption of new or revised accounting standards applicable to public companies until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. We consider the following to be our critical accounting policies:

Allowance for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to absorb probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for Ben Franklin Bank. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the current factors assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the collateral value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan. The assumptions supporting such appraisals and discounted cash flow valuations are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the allowance for loan losses. The allowance of loan losses has two components: specific and general. The specific component relates to loans that are individually classified as impaired. The allowance related to impaired loans is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and estimated selling expenses. The general portion of the allowance is determined by historical loss experience and consideration of a variety of current factors including, but not limited to; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on new information as it becomes known. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis measured using enacted tax rates. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. We have established a full valuation allowance for our deferred tax assets. Our assessment of our ability to realize the deferred tax asset was primarily based on our net losses during recent years.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Assets. Total assets at December 31, 2014 were $89.5 million compared to $96.4 million at December 31, 2013, a decrease of $6.9 million or 7.1%. This decrease was primarily due to the $10.2 million decrease in our loan portfolio, partially offset by the $3.7 million increase in the balance of our securities available-for-sale and the $1.2 million increase in our other assets.

During the year ended December 31, 2014, our home equity line of credit loan portfolio decreased $4.1 million, our multi-family loan portfolio decreased $2.7 million, our automobile loan portfolio decreased $1.1 million, our commercial business loan portfolio decreased $929,000, our one- to- four family residential portfolio decreased $871,000, and our commercial real estate loan portfolio decreased $605,000,. These decreases were primarily due to the repayments from existing loans exceeding the $8.1 million of new loans originated and purchased and $1.2 million of new equity line-of-credit commitments during 2014.

At December 31, 2014 our allowance for loan losses was $1.2 million or 1.96% of total loans compared to $1.3 million or 1.81% of total loans at December 31, 2013. Our allowance reflected $372,000 of loans charged-off for the year ended December 31, 2014 partially offset by $276,000 of recoveries primarily due to the discounted payoff settlement of two non-performing loan, resulting in recoveries of $246,000. Our loans classified as substandard or doubtful decreased to $1.3 million or 2.1% of total loans at December 31, 2014 compared to $2.3 million or 3.2% of total loans at December 31, 2013 primarily due to; $717,000 of payments that included $525,000 for the payoff of two loans, the upgrade of two loans to accrual status totaling $493,000, the transfer of $102,000 to repossessed assets, and the $160,000 of charge-off related to existing non-accrual loans, partially offset by the addition of $459,000 for three new non-accrual loans. Our nonaccrual loans totaled $1.3 million or 2.1% of total loans at December 31, 2014 compared to $2.3 million or 3.2% of total loans at December 31, 2013. Our loans classified as TDRs totaled $3.7 million at December 31, 2014 of which $3.2 million were accruing compared to $4.3 million of TDRs at December 31, 2013 of which $3.0 million were accruing.

Our securities portfolio increased $3.7 million or 128.5% to $6.6 million at December 31, 2014 primarily due to the purchase of $5.0 million of callable government sponsored entities notes to increase interest income earned on our excess liquidity until loan origination volume begins to increase. These increases were partially offset by the call of a $1.0 million government sponsored entity note and repayments on mortgage-backed securities. The notes have rates ranging between 1.25% and 2.14% and terms ranging between of 3.5 years and 5.75 years. Our cash and cash equivalents decreased $946,000 to $19.0 million at December 31, 2014.

Our repossessed assets decreased $584,000 during the year ended December 31, 2014 primarily due to the sale of $529,000 of repossessed assets, which resulted in a net loss of $51,000, and the $237,000 write-down of three real estate properties. These reductions were partially offset by the transfer of land totaling $102,000 and four repossessed automobiles totaling $80,000.

Our other assets increased $1.2 million during the year ended December 31, 2014 primarily due to $812,000 of costs incurred for the Company’s stock offering. These costs will be netted against the gross proceeds of the stock offering which will increase the capital of the Company. At the close on January 22, 2014, the stock offering resulted in gross proceeds of $3.9 million, through the sale of 390,474 shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $1.4 million. Net proceeds of the offering were approximately $2.5 million.

Liabilities. Our total liabilities decreased $5.4 million or 6.3% to $81.3 million at December 31, 2014. Our deposits decreased by $5.7 million or 6.7% to $80.0 million at December 31, 2014 compared to $85.7 million at December 31, 2013, primarily due to the $7.4 million or 15.1% decrease in our certificate of deposit accounts to $40.6 million and the $2.3 million or 14.4% decrease in our money market accounts to $13.7 million at December 31, 2014, partially offset by the $3.3 million or 27.0% increase in our demand accounts. The $3.2 million increase in our non-interest bearing demand deposits was primarily due to the $2.9 million of funds deposited for the Company’s stock offering. These funds, net of conversion costs constituted the additional capital of the Company at the closing of the offering. Management has elected to not aggressively price deposits resulting in some deposit run-off to help manage the Company’s capital and liquidity position over the past several years.

Stockholders’ Equity. Total stockholders’ equity at December 31, 2014 was $8.2 million, a decrease of $1.4 or 15.0% from December 31, 2013. The decrease resulted primarily from the net loss of $1.4 for the year ended December 31, 2014.

Comparison of Operating Results for the Years ended December 31, 2014 and December 31, 2013

General. For the year ended December 31, 2014 our net loss was $1.4 million compared to a net loss of $827,000 for the year ended December 31, 2013. The increase in our net loss was primarily due to the decreases in our net interest income and non-interest income and an increase in our non-interest expenses.

Interest Income. Interest income was $3.2 million for the year ended December 31, 2014, $645,000 or 16.6% less than the prior year period. Interest income from loans decreased $664,000 or 17.5% to $3.1 million for the year ended December 31, 2014 primarily due to the $10.3 million decrease in the average balance of our loan portfolio to $64.6 million for the year ended December 31, 2014 compared to $74.9 million for the prior year period. The decrease in the average balance of loan portfolio was due to repayments, pay-offs, transfers of loans to repossessed assets, and low origination volume for loans and included a $4.4 million decrease in the average balance of our multi-family and commercial real estate loan portfolio, a $3.1 million decrease in the average balance of our home equity line of credit portfolio, a $1.7 million decrease in the average balance of our commercial business loan portfolio, and a $859,000 decrease in our consumer loan portfolio. The average yield of our loan portfolio was 4.84% for the year December 31, 2014 compared to 5.07% for the prior year period primarily due to the payoff of higher yielding loans.

Interest income from securities was $74,000 for the year ended December 31, 2014 compared to $60,000 the prior year period. The average balance of our securities portfolio increased $1.2 million to $4.8 million for the year ended December 31, 2014 compared to the prior year period primarily due to the purchase of $5.0 million of government sponsored entity notes during 2014 partially offset by the call of a $1.0 million government sponsored entity note and repayments on mortgage-backed securities. The average yield on securities for the year ended December 31, 2014 was 1.55% compared to 1.65% for the prior year period due to the lower yields on new purchases and the repayments on higher yielding mortgage-backed securities. Interest income from interest earning deposits increased to $31,000 for the year ended December 31, 2014 compared to $26,000 the prior year period. The average balance of our interest earning deposits increased $2.2 million to $19.0 million for the year ended December 31, 2014 compared to the prior year period primarily due to the decrease in our loan portfolio.

Interest Expense. Interest expense for the year ended December 31, 2014 was $433,000, a decrease of $126,000 or 22.5% from the prior year period due to the decrease in interest expense on deposits. The average cost of deposits decreased to 0.55% for the year ended December 31, 2014 compared to 0.66% for the prior year period as the average cost of our certificate of deposit and money market accounts decreased to 0.88% and 0.15%, respectively, for the year ended December 31, 2014 compared to 0.97% and 0.27%, respectively, for the prior year period due to the general low market interest rates. The average balance of our certificate of deposit accounts decreased $6.2 million to $44.4 million for 2014. We have not aggressively priced our certificate of deposit accounts to stabilize the decline, given our high level of liquidity and low loan origination volume.

Net Interest Income. Net interest income for the year ended December 31, 2014 was $2.8 million compared to $3.3 million for the year ended December 31, 2013, a decrease $519,000 or 15.6%. For the year ended December 31, 2014, the average yield on interest-earning assets was 3.66% and the average cost of interest-bearing liabilities was 0.55% compared to 4.07% and 0.66%, respectively, for the year ended December 31, 2013. The decrease in the average yield of our interest earning assets was primarily due to the decline in the average balance of our loan portfolio due to the payoff of higher yielding loans and the increase in the balance of our lower yielding interest earning deposits. These changes resulted in a decrease in our net interest rate spread and net interest margin to 3.11% and 3.17% respectively for the year ended December 31, 2014 compared to a net interest rate spread of 3.41% and net interest margin of 3.49% for the prior year period.

Provision for Loan Losses. We had no provision for loan losses for the year ended December 31, 2014 and 2013. At December 31, 2014, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends. The improvement in the credit quality of our portfolio is reflected in the $96,000 net charge-offs for the year ended December 31, 2014 compared to the $1.4 million of net charges-offs for the prior year.

Non-interest Income. For the year ended December 31, 2014, non-interest income was $95,000 compared to $204,000 for the year ended December 31, 2013 primarily due to the $51,000 net loss on the sale of repossessed assets for 2014 which included the sale of two parcels of land, a single family residential property and four repossessed automobiles, compared to the $75,000 net gain on sales for the prior year period which included the sale of a single family residential property and a commercial real estate property and loss on the sale of a repossessed automobile. Fees for originating loans for other financial institutions decreased $18,000 for the year ended December 31, 2014 compared to the prior year period. These decreases were partially offset by the $39,000 increase in income from repossessed assets for the year December 31, 2014 compared to the prior year period.

Non-interest Expense. For the year ended December 31, 2014, our non-interest expense totaled $4.3 million compared to $3.8 million for the year ended December 31, 2013, an increase of 14.8%. Our repossessed asset costs increased $247,000 primarily due to the $237,000 partial write-down of three real estate properties compared to $102,000 the prior year. Our compensation and employee benefit expense increased $178,000 primarily due to the increase in staff during 2014 and director fees for our special meeting related to the conversion and reorganization. Our data processing fees increased by $43,000 primarily due to upgrades and new applications. Our occupancy costs increased $38,000 primarily due to the increase in real estate taxes paid on our leased office properties. Our professional fees increased $17,000 due to a $52,000 increase in audit related fees partially offset by a $40,000 decrease in legal fees, primarily related to non-performing assets. Our FDIC insurance premium decreased $22,000 due to the decrease in our assessment base. Other costs increased $56,000 and included $48,000 for costs related to the collateral reviews of our retail loan portfolio.

Income Tax. We recorded immaterial amounts for income taxes for the year ended December 31, 2014 and 2013.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments were made, as we had non-taxable interest-earning assets during the years presented. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred loan fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$64,643	$3,132	4.84%	$74,895	$3,796	5.07%
Available-for-sale securities	4,788	74	1.55%	3,632	60	1.65%
Other interest-earning assets (1)	19,037	31	0.16%	16,816	26	0.16%

Total interest-earning assets	88,468	3,237	3.66%	95,343	3,882	4.07%

Noninterest-earning assets	3,117			3,515

Total assets	$91,585			$98,858

Interest-bearing liabilities:
Demand deposit accounts	$9,430	5	0.06%	$8,834	9	0.10%
Money market accounts	14,680	22	0.15%	16,437	44	0.27%
Savings accounts	10,027	15	0.15%	9,209	14	0.15%
Certificates of deposit	44,374	391	0.88%	50,596	492	0.97%

Total interest-bearing liabilities	78,511	433	0.55%	85,076	559	0.66%
Noninterest-bearing demand deposits	2,926			2,551
Other liabilities	934			729

Total liabilities	82,361			88,356
Stockholders’ equity	9,224			10,502

Total liabilities and stockholders’ equity	$91,585			$98,858

Net interest income		$2,804			$3,323

Net interest rate spread (2)			3.11%			3.41%

Net interest-earning assets (3)	$9,957			$10,267

Net interest margin (4)			3.17%			3.49%

Average interest-earning assets to interest-bearing liabilities	112.68%			112.07%

(1)	Consists of stock in the FHLB of Chicago and cash and cash equivalents.
(2)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated to the changes due to volume and the changes due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

	For the Years Ended December 31, 2014 vs. 2013			For the Years December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(514)	$(150)	$(664)	$(433)	$(114)	$(547)
Investment securities	38	(24)	14	(26)	(11)	(37)
Other interest-earning assets	5	—	5	9	8	17

Total interest-earning assets	(471)	(174)	(645)	(450)	(117)	(567)

Interest-bearing liabilities:
Demand deposit accounts	—	(4)	(4)	1	(3)	(2)
Money market accounts	(4)	(18)	(22)	2	(34)	(32)
Savings accounts	1	—	1	2	—	2
Certificates of deposit	(58)	(43)	(101)	(41)	(71)	(112)

Total interest-bearing liabilities	(61)	(65)	(126)	(36)	(108)	(144)

Change in net interest income	$(410)	$(109)	$(519)	$(414)	$(9)	$(423)

Management of Market Risk

Our asset/liability management strategy attempts to manage the impact on net interest income, our primary source of earnings, of changes in interest rates. An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized an internal model to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States Treasury yield curve. This financial model uses a discounted cash flow analysis for measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the estimated changes that would occur to our NPV as of December 31, 2014 in the event of designated changes in the United States Treasury yield curve.

58.

At December 31, 2014
		Estimated Increase (Decrease) in NPV		NPV as Percentage of Present Value of Assets (3)
Changes in Interest Rates (basis points)(1)	Estimated NPV (2)	Amount	Percent	NPV Ratio(4)	Changes in Basis Points
	(Dollars in thousands)
+300	$14,009	$1,133	9%	16.67%	2.31%
+200	13,787	911	7	16.04	1.68
+100	13,364	488	4	15.22	0.86
0	12,876	—	—	—	—
-100	11,694	(1,182)	(9)	12.79	(1.57)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Management also uses an internal model to forecast the impact of changes in market interest rates on the Bank’s net interest income over a twelve month time horizon. Set forth below is an analysis of the estimated changes that would occur to our net interest income for the twelve months ended December 31, 2015 in the event of designated changes in the United States Treasury yield curve.

For the Twelve Months Ended December 31, 2015
		Estimated Increase (Decrease) in Net Interest Income
Changes in Interest Rates (basis points)(1)	Estimated Net Interest Income	Amount	Percent
(Dollars in thousands)
+300	$3,600	$720	25%
+200	3,378	498	17
+100	3,126	246	9
0	2,880	—
-100	2,631	(249)	(9)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

Certain shortcomings are inherent in the methodology used in both of the interest rate risk measurement models above. Modeling changes in net portfolio value or net interest income requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value and net interest income tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value and net interest income tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net portfolio value or net interest income, and the changes shown in the tables above will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

59.

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities for the years ended December 31, 2014 and 2013 were ($1.1) million and $329,000. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and payments on investment securities and sales of repossessed assets. Net cash flows from investing activities for the years ended December 31, 2014 and 2013 were $6.6 million and $11.0. Net cash from financing activities consisted primarily of activity in deposits and escrow accounts. Net cash flows from financing activities for the years ended December 31, 2014 and 2013 were ($6.5) million and ($3.6) million.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $19.0 million. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds.

At December 31, 2014, we had $10.2 million of outstanding commitments to originate loans, including $9.9 million in unused lines of credit. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. We anticipate that we will have sufficient funds available to meet our current loans commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2014 totaled $16.2 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, Federal funds sold, and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Chicago.

Ben Franklin Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our operations and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Ben Franklin Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Ben Franklin Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to help ensure capital adequacy require Ben Franklin Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. On December 19, 2012, Ben Franklin Bank entered into the Consent Order with the OCC (see “Supervision and Regulation—Consent Order and Board Resolutions”) which among other things included a requirement to maintain a total risk-based capital ratio of at least 13% and a minimum Tier 1 leverage capital ratio of at least 9% beginning on March 31, 2013. Ben Franklin Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at December 31, 2014. At December 31, 2014, the Bank’s Tier 1 capital ratio was below the 9.0% requirement of the Order at 8.7% primarily due to the increase in cash and cash equivalents from the funds held in escrow at the Bank for the Company’s stock offering and plan of conversion and reorganization. During 2013, the Bank met the requirements of the minimum capital ratios with an additional capital contribution of $1,000 during the first quarter of 2013 and $300 during the fourth quarter of 2013 from the Company.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to

60.

manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 11 of the notes to the consolidated financial statements beginning on page 91.

For the years ended December 31, 2014 and 2013, we did not engage in any off-balance-sheet transactions other than loan origination commitments and unused lines of credit in the normal course of our lending activities.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements that are applicable to Ben Franklin Financial, please see Note 1 of the notes to the consolidated financial statements beginning on page 69.

Effect of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial data presented herein regarding Ben Franklin-Federal have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Ben Franklin-Federal’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Ben Franklin-Federal’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, because such prices are affected by inflation to a larger extent than interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

Description

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

61.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ben Franklin Financial, Inc.

Arlington Heights, Illinois

We have audited the accompanying consolidated statements of financial condition of Ben Franklin Financial, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ben Franklin Financial, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

March 27, 2015

62.

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except per share amounts)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$969	$1,019
Interest-earning deposit accounts and federal funds sold	18,045	18,941

Cash and cash equivalents	19,014	19,960
Securities available-for-sale at fair value	6,636	2,904
Loans receivable, net (allowance for loan losses: 2014 - $1,206; 2013 - $1,302	60,405	70,560
Federal Home Loan Bank stock	921	921
Premises and equipment, net	557	636
Repossessed assets, net	504	1,088
Accrued interest receivable	188	230
Other assets	1,259	62

Total assets	$89,484	$96,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - non-interest-bearing	$5,983	$2,749
Demand deposits - interest-bearing	9,530	9,465
Savings deposits	10,199	9,534
Money market deposits	13,680	15,989
Certificates of deposit	40,593	48,007

Total deposits	79,985	85,744
Advances from borrowers for taxes and insurance	682	579
Other liabilities	524	342
Common stock in ESOP subject to contingent purchase obligation	114	79

Total liabilities	81,305	86,744

Stockholders’ equity
Preferred stock, no par value; 1,000,000 authorized shares; no shares issued and outstanding 2014 and 2013	—	—
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding, net of treasury shares, (2014 and 2013 – 694,574 shares)[1]	20	20
Additional paid-in-capital	8,233	8,269
Treasury stock, at cost (2014 and 2013 – 24,318 shares)[1]	(462)	(462)
Retained earnings	855	2,271
Unearned Employee Stock Ownership Plan (ESOP) shares	(355)	(406)
Accumulated other comprehensive income	2	4
Reclassification of ESOP shares	(114)	(79)

Total equity	8,179	9,617

Total liabilities and stockholders’ equity	$89,484	$96,361

1.	Share amounts have been adjusted to reflect the conversion offering exchange ratio of .3562 for each existing share.

See accompanying notes to financial statements

63.

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2014	2013
Interest income
Loans	$3,132	$3,796
Securities	74	60
Federal funds sold and interest-earning deposit accounts	31	26

	3,237	3,882

Interest expense
Deposits
Demand-interest-bearing	5	9
Savings	15	14
Money market	22	44
Certificates of deposit	391	492

	433	559

Net interest income	2,804	3,323

Provision for loan losses	—	565

Net interest income after provision for loan losses	2,804	2,758

Non-interest income
Service fees	85	107
Gain (loss) on sale of repossessed assets, net	(51)	75
Other	61	22

	95	204

Non-interest expense
Compensation and employee benefits	1,894	1,716
Occupancy and equipment	628	590
Data processing	356	313
Professional fees	401	384
FDIC insurance premiums	197	219
Repossessed assets expense, net	407	160
Other	431	375

	4,314	3,757

Loss before income taxes	(1,415)	(795)

Income tax provision	1	32

Net loss	$(1,416)	$(827)

Weighted average common shares outstanding [1]	680,777	679,227
Loss per common share, basic and diluted [1]	$(2.08)	$(1.22)

1.	Share and per share amounts have been adjusted to reflect the conversion offering exchange ratio of .3562 for each existing share.

See accompanying notes to financial statements

64.

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013
Net loss	$(1,416)	$(827)

Other comprehensive loss
Unrealized holding losses arising during the period	(3)	(82)
Tax effect	(1)	(32)

Net of tax	(2)	(50)

Comprehensive loss	$(1,418)	$(877)

See accompanying notes to financial statements

65.

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumu- lated Other Compre- hensive Income	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2013	$20	$8,278	$(462)	$3,098	$(456)	$54	$(50)	$10,482

Net loss	—	—	—	(827)	—	—	—	(827)
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
Earned ESOP shares and other stock-based compensation	—	(9)	—	—	50	—	—	41
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(29)	(29)

Balance at December 31, 2013	20	8,269	(462)	2,271	(406)	4	(79)	9,617

Net loss	—	—	—	(1,416)	—	—	—	(1,416)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Earned ESOP shares and other stock-based compensation	—	(36)	—	—	51	—	—	15
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(35)	(35)

Balance at December 31, 2014	$20	$8,233	$(462)	$855	$(355)	$2	$(114)	$8,179

See accompanying notes to financial statements

66.

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,416)	$(827)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	116	117
ESOP and other stock-based compensation	15	41
Amortization of premiums and discounts	—	5
Provision for loan losses	—	565
(Gain) loss on sale of repossessed assets, net	51	(75)
Write down of repossessed assets	237	102
Deferred income taxes	1	32
Changes in:
Deferred loan costs	24	34
Accrued interest receivable	42	72
Other assets	(386)	226
Other liabilities	193	37

Net cash from operating activities	(1,123)	329

Cash flows from investing activities
Principal repayments on mortgage-backed securities	266	246
Purchase of securities available-for-sale	(5,000)	(1,000)
Call of securities available-for-sale	1,000	1,000
Net decrease in loans	9,951	9,714
Sales of other assets	465	1,039
Expenditures for premises and equipment	(37)	(32)

Net cash from investing activities	6,645	10,967

Cash flows from financing activities
Net decrease in deposits	(5,759)	(3,663)
Deferred conversion costs	(812)	—
Net change in advances from borrowers for taxes and insurance	103	91

Net cash from financing activities	(6,468)	(3,572)

Net change in cash and cash equivalents	(946)	7,724

Cash and cash equivalents at beginning of period	19,960	12,236

Cash and cash equivalents at end of period	$19,014	$19,960

Supplemental disclosures of cash flow information
Interest paid	$433	$559
Transfers from loans to repossessed assets	182	552

See accompanying notes to financial statements

67.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Ben Franklin Financial, Inc. (“the Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (“the Bank”). All significant intercompany transactions and balances are eliminated in consolidation.

The Company was organized on October 18, 2006 and is a majority-owned subsidiary of Ben Franklin Financial, MHC (“the MHC”). On September 8, 2014, the Board of Directors of the MHC and the Board of Directors of Company adopted a new Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Ben Franklin Financial, Inc., a Maryland Corporation (“Ben Franklin Financial”), was organized and the MHC converted from the mutual holding company form of organization to the fully public form on January 22, 2015. As part of the conversion, the MHC’s ownership interest of the Company was offered for sale in a public offering. The existing publicly held shares of the Company, were exchanged for 0.3562 new shares of common stock of Ben Franklin Financial. The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of Company owned the same aggregate percentage of Ben Franklin Financial common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, Ben Franklin Financial became the holding company of Ben Franklin Bank of Illinois and succeeded to all of the business and operations of the Company and each of the Company and the MHC ceased to exist. The financial statements do not include the transactions and balances of the MHC.

The Bank provides a full line of financial services to customers in the Cook County, Illinois area. Ben Franklin Bank of Illinois grants residential, commercial and consumer loans, substantially all of which are secured by specific items of collateral, including residences and consumer assets. The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposit accounts with the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period, and future results could differ.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities of fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, and interest bearing deposits in other financial institutions.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive loss, net of deferred income tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific-identification method.

(Continued)

68.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on first mortgage, home equity lines of credit and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Automobile and consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

(Continued)

69.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

First mortgage and commercial loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as home equity lines of credit, automobile, and consumer loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following two portfolio segments have been identified: first mortgage loans and commercial, consumer and other loans. The first mortgage portfolio segment is comprised of the following classes: one-to-four family, multifamily, commercial real estate, land, and construction. The commercial, consumer, and other portfolio segment is comprised of the following classes: home equity lines of credit, commercial, automobile, and other consumer loans.

The Company considers loan performance and collateral values in assessing risk in the loan portfolio. The primary risk factors for each loan segment are:

•	First mortgage loans are affected by the local residential real estate market, the local economy, and movement in interest rates. The multi-family real estate class is affected by the local economy and real estate market.

The commercial real estate loan class is dependent on the industries tied to these loans as well as the local commercial real estate market. First mortgage loans are secured by the real estate and appraisals are obtained to support the loan amount. The Company evaluates the borrower’s repayment ability through a review of cash flows, credit scores, debt services ratios, and debt-to-income ratios.

•	Commercial, consumer, and other loans are dependent on the local economy and the strength of the related borrowers and for commercial loans, the success of their business. Consumer loans are generally secured by business and consumer assets, but may be unsecured. The Company evaluates the borrower’s repayment ability through a review of credit scores, cash flows, and debt-to-income ratios.

(Continued)

70.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Cook County and the surrounding collar counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these areas.

Financial instruments that potentially subject the Bank to concentrations of credit risk include deposit accounts in other financial institutions. At December 31, 2014, the Bank had non-interest bearing deposits amount to $579 with Bankers Bank and interest bearing deposits of $18,043 with the Federal Reserve Bank. At December 31, 2013, the Bank had non-interest-bearing deposits amounting to $770 with Bankers Bank and interest bearing deposits of $18,633 with the Federal Reserve Bank.

FHLB Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowing and other factors, and may invest in additional amounts. FHLB stock is carried at cost and classified as a restricted security. Because the stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Buildings are depreciated using the straight-line method with useful lives of approximately 30 years.

Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the improvements or the remaining term of the leases, whichever is shorter. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. The cost and accumulated depreciation of assets retired or sold are eliminated from the financial statements, and the gain or loss on disposition is credited or charged to operations when incurred.

Repossessed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Employee Stock Ownership Plan: The cost of shares issued to the employee stock ownership plan (“ESOP”) but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the fair value of the shares as they are committed to be released for allocation to participant accounts. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the appraised fair value of all earned and allocated ESOP shares is reclassified from stockholders’ equity.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. No stock options or awards were granted during the years ended December 31, 2014 and 2013.

Income Taxes: The provision for income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A valuation allowance was established for our deferred tax asset based on our evaluation of our ability to realize the net deferred tax asset.

(Continued)

71.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. The Company has not identified any material unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefit to significantly change in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2014, or December 31, 2013.

Earnings Per Share: Basic earnings per common share is net loss divided by the weighted average number of common shares outstanding during the period, including allocated and committed-to-be released ESOP shares. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options using the treasury stock method. Because of the Company’s net loss for the year ended December 31, 2014 and year ended December 31, 2013, all stock options were excluded from the computation of diluted loss per share as they were considered anti-dilutive.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an option or an agreement to repurchase them before their maturity.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as unused lines of credit, commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Credit losses associated with off-balance-sheet commitments are reflected as a liability and are based on estimated collateral values, economic conditions, and other factors. Such financial instruments are recorded when they are funded. Loan commitment fees received for a commitment to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield or, if the commitment expires unexercised, recognized in income upon expiration of the commitment.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale net of deferred income tax, which are also recognized as separate components of stockholders’ equity.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to stockholders. Additionally, the Bank is prohibited under the Consent Order (see Note 2) to pay dividends without prior approval of the regulators.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

(Continued)

72.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one, as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Recently Issued But Not Yet Effective Accounting Standards:

In January 2014 the FASB issued Accounting Standards Update 2014-04 Receivables -Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. For public entities, the amendments of the update are effective for interim and annual reporting periods beginning after December 31, 2014. Adopting this pronouncement is not expected to have a material impact on the results of operations, financial condition, or financial statement disclosures of the Company.

In July 2014, in an effort to foster additional consistency in recognizing revenue the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if 1) The customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or 2) The entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) The entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. For public entities, the amendments of the update are effective for interim and annual reporting periods beginning after December 15, 2016. Management is evaluating the impact of this update on the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued Accounting Standards Update 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Adopting this pronouncement is not expected to have a material impact on the results of operations, financial condition, or financial statement disclosures of the Company.

(Continued)

73.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 2 - RECENT LOSSES

The Company incurred net losses of $1,416 during the year ended December 31, 2014 and $827 during the year ended December 31, 2013. The losses are largely a result of our declining net interest income and asset quality issues. Despite these losses, the Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio was 15.5% and 8.7% at December 31, 2014. Due to our financial condition over the past several years, the Bank entered into a Consent Order (“Order”) with the Office of the Comptroller of the Currency (“OCC”) on December 19, 2012. The Order outlines areas of weakness that the Bank must improve related to asset quality including valuations, classifications, monitoring, concentrations, and allowance for loan losses; capital and strategic planning; liquidity management; consumer compliance; and management and board structure along with time frames for completion. The Order mandated that the Bank maintain a total risk-based capital ratio of at least 13% and a Tier 1 leverage ratio of at least 9% beginning on March 31, 2013. At December 31, 2014 the Bank was in compliance with the required total risk-based capital ratio but below the required minimum for Tier 1 leverage ratio. At December 31, 2013, the Bank was in compliance with the required minimum ratios.

Management has initiated specific plans to reduce credit risk and improve the Bank’s regulatory capital ratios. The Company contributed $375 and $1,300 to the Bank during 2014 and 2013 to meet the Bank’s capital requirements during the year. The Company has $43 and $396 of cash at December 31, 2014 and December 31, 2013. The Company completed the public offering of common stock in January 2015, raising $2,512, net of $1,392 in conversion costs. The proceeds of the public stock offering were used to contribute $2,000 of additional capital to the Bank. If the Bank is unable to meet the capital requirements and other requirements of the Order, the OCC may institute other corrective measures and has enforcement powers to impose additional restrictions on the Bank’s operations, including seizure. Although management believes that it will successfully maintain the required capital ratios, there can be no assurance that they will be able to do so, nor that they will be able to comply fully with the provisions of the Order. Only the OCC has the ability to determine whether or not the provisions of the Order have been met.

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2014
U.S. government-sponsored entities	$6,000	$—	$(34)	$5,966
Residential mortgage-backed	632	38	—	670

Total	$6,632	$38	$(34)	$6,636

December 31, 2013
U.S. government-sponsored entities	$2,000	$9	$(52)	$1,957
Residential mortgage-backed	897	50	—	947

Total	$2,897	$59	$(52)	$2,904

At December 31, 2014 one U.S. government-sponsored entity security with a fair value of $1,000 was in an unrealized gain position of less than $1 that rounded to $0.

There were no sales of securities available-for-sale during the years ended December 31, 2014 and 2013. There were no securities pledged to secure any of the borrowings of the Company as of December 31, 2014 and December 31, 2013.

(Continued)

74.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity at December 31, 2014. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2014
	Amortized Cost	Fair Value

U.S. government-sponsored entities
Within one year	$—	$—
One to five years	5,000	4,972
Five to ten years	1,000	994
Residential mortgage-backed	632	670

Total	$6,632	$6,636

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

The following table summarizes securities with unrealized losses at December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
		Unrealized Loss	Fair	Unrealized	Fair	Unrealized
	Fair Value		Value	Loss	Value	Loss
2014
U.S. government sponsored entities	$3,985	$(15)	$981	$(19)	$4,966	$(34)

The Company had one U.S. government-sponsored entity security with a fair value of $948 with an unrealized loss of $52 at year-end December 31, 2013. This security had been in an unrealized loss for less than twelve months.

As of December 31, 2014 and December 31, 2013, all of the Company’s securities available-for-sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

Unrealized losses on securities have not been recognized into income because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

(Continued)

75.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
	2014	2013
First mortgage loans
Secured by one-to-four-family residences	$31,430	$32,301
Secured by multi-family residences	9,834	12,567
Secured by commercial real estate	10,324	10,929
Secured by land	213	335
Construction loans	260	—

Total first mortgage loans	52,061	56,132

Commercial, consumer, and other loans
Home equity lines of credit	7,360	11,506
Commercial loans	826	1,755
Automobile loans	1,401	2,481
Other consumer loans	2	3

Total commercial, consumer, and other loans	9,589	15,745

Gross loans	61,650	71,877

Premiums and net deferred loan origination costs	(39)	(15)
Allowance for loan losses	(1,206)	(1,302)

	$60,405	$70,560

Loans serviced for others totaled approximately $42 at December 31, 2014 and $1,200 at December 31, 2013.

As of and for the years ended December 31, 2014 and 2013, there were no loans outstanding to principal officers, directors and other affiliates.

Activity in the allowance for loan losses is as follows:

	Year Ended
	December 31,
	2014	2013
Beginning balance	$1,302	$2,095
Provision for loan losses	—	565
Loans charged off	(372)	(1,379)
Recoveries	276	21

Ending balance	$1,206	$1,302

(Continued)

76.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the years ended 2014 and 2013:

	First Mortgages					Commercial, Consumer and Other
	One-to-four- family	Multi- family	Commercial Real Estate	Land	Construction	Home Equity Lines-of- credit	Commercial	Other Automobile	Consumer	Total
December 31, 2014

Beginning balance	$589	$252	$300	$7	$—	$78	$20	$56	$—	$1,302
Provision for loan losses	(107)	42	(209)	5	2	36	179	28	24	—
Loans charged off	(96)	—	—	(6)	—	(18)	(207)	(20)	(25)	(372)
Recoveries	6	60	186	—	5	—	16	2	1	276

Total ending allowance balance December 31, 2014	$392	$354	$277	$6	$7	$96	$8	$66	$—	$1,206

December 31, 2013

Beginning balance	$786	$440	$601	$31	$14	$86	$108	$29	$—	$2,095
Provision for loan losses	(3)	163	277	6	(16)	(8)	115	31	—	565
Loans charged off	(211)	(351)	(578)	(30)	—	—	(203)	(6)	—	(1,379)
Recoveries	17	—	—	—	2	—	—	2	—	21

Total ending allowance balance December 31, 2013	$589	$252	$300	$7	$—	$78	$20	$56	$—	$1,302

(Continued)

77.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

	Loan Balance			Allowance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
December 31, 2014
One-to-four-family	$1,403	$30,027	$31,430	$78	$314	$392
Multi-family	2,985	6,849	9,834	247	107	354
Commercial real estate	—	10,324	10,324	—	277	277
Land	—	213	213	—	6	6
Construction	—	260	260	—	7	7
Home equity lines of credit	—	7,360	7,360	—	96	96
Commercial	95	731	826	—	8	8
Automobile	—	1,401	1,401	—	66	66
Other consumer	—	2	2	—	—	—

Total	$4,483	$57,167	$61,650	$325	$881	$1,206

	Loan Balance			Allowance
	Individually	Collectively	Total	Individually	Collectively	Total
	Evaluated for	Evaluated for	Recorded	Evaluated for	Evaluated for	Recorded
	Impairment	Impairment	Investment	Impairment	Impairment	Investment
December 31, 2013
One-to-four-family	$1,084	$31,217	$32,301	$111	$478	$589
Multi-family	3,328	9,239	12,567	112	140	252
Commercial real estate	487	10,442	10,929	71	229	300
Land	102	233	335	—	7	7
Construction	—	—	—	—	—	—
Home equity lines of credit	—	11,506	11,506	—	78	78
Commercial	269	1,486	1,755	—	20	20
Automobile	—	2,481	2,481	—	56	56
Other consumer	—	3	3	—	—	—

Total	$5,270	$66,607	$71,877	$294	$1,008	$1,302

(Continued)

78.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recorded	Recorded
December 31, 2014
With no related allowance recorded
One-to-four-family	$1,011	$543	$—	$541	$—	$—
Multi-family	811	636	—	889	14	14
Commercial real estate	—	—	—	99	—	—
Land	—	—	—	68	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	339	95	—	178	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	2,161	1,274	—	1,775	14	14

With an allowance recorded
One-to-four-family	860	860	78	588	27	27
Multi-family	2,349	2,349	247	2,369	103	103
Commercial real estate	—	—	—	71	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—		—

Total with a related allowance recorded	3,209	3,209	325	3,028	130	130

Total	$5,370	$4,483	$325	$4,803	$144	$144

(Continued)

79.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recorded	Recorded
December 31, 2013
With no related allowance recorded
One-to-four-family	$928	$514	$—	$483	$9	$9
Multi-family	1,287	936	—	916	38	38
Commercial real estate	241	203	—	54	6	6
Land	131	102	—	113	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	472	269	—	526	20	20
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—		—

Total with no related allowance recorded	3,059	2,024	—	2,092	73	73

With an allowance recorded
One-to-four-family	570	570	111	707	27	27
Multi-family	2,392	2,392	112	2,385	126	126
Commercial real estate	823	284	71	426	25	25
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	3,785	3,246	294	3,518	178	178

Total	$6,844	$5,270	$294	$5,610	$251	$251

(Continued)

80.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days Past Due		Loans Not
	Past due	Past due	Still on Accrual	Nonaccrual	Past Due	Total
December 31, 2014
One-to-four-family	$—	$—	$—	$847	$30,583	$31,430
Multi-family	—	—	—	353	9,481	9,834
Commercial real estate	—	—	—	—	10,324	10,324
Land	—	—	—	—	213	213
Construction	—	—	—	—	260	260
Home equity line of credit	—	—	—	—	7,360	7,360
Commercial	—	—	—	95	731	826
Automobile	—	—	—	—	1,401	1,401
Other consumer	—	—	—	—	2	2

Total	$—	$—	$—	$1,295	$60,355	$61,650

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days Past Due		Loans Not
	Past due	Past due	Still on Accrual	Nonaccrual	Past Due	Total
December 31, 2013
One-to-four-family	$315	$—	$—	$514	$31,472	$32,301
Multi-family	—	—	—	936	11,631	12,567
Commercial real estate	—	—	—	487	10,442	10,929
Land	—	—	—	102	233	335
Home equity line of credit	—	—	—	—	11,506	11,506
Commercial	—	—	—	269	1,486	1,755
Automobile	28	—	—	—	2,453	2,481
Other consumer	—	—	—	—	3	3

Total	$343	$—	$—	$2,308	$69,226	$71,877

Nonperforming loans (nonaccrual loans and loans past due 90 days and still on accrual) include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

81.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the ability of borrower to service their debt such as; current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying the loans as to credit risk. The analysis includes the non-homogeneous loans, such as multi- family, commercial real estate, construction, and commercial loans. The analysis performed on a quarterly basis. Homogeneous loans are monitored based on the past due status of the loan. The risk category of these loans is evaluated at origination, when a loan becomes delinquent or when a borrower requests a concession.

Substandard

Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful

Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2014, and December 31, 2013 and based on the most recent analysis performed, the risk category by loans is as follows:

	Pass	Substandard	Doubtful	Total
December 31, 2014
One-to-four-family	$30,583	$847	$—	$31,430
Multi-family	9,481	353	—	9,834
Commercial real estate	10,324	—	—	10,324
Land	213	—	—	213
Construction	260	—	—	260
Home equity lines of credit	7,360	—	—	7,360
Commercial	731	95	—	826
Automobile	1,401	—	—	1,401
Other consumer	2	—	—	2

Total	$60,355	$1,295	$—	$61,650

December 31, 2013
One-to-four-family	$31,787	$514	$—	$32,301
Multi-family	11,631	936	—	12,567
Commercial real estate	10,442	203	284	10,929
Land	233	102	—	335
Home equity lines of credit	11,506	—	—	11,506
Commercial	1,486	269	—	1,755
Automobile	2,481	—	—	2,481
Other consumer	3	—	—	3

Total	$69,569	$2,024	$284	$71,877

(Continued)

82.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

Troubled Debt Restructurings

Our troubled debt restructurings totaled $3,736 and $4,268 at December 31, 2014 and 2013. There were no loans modified as troubled debt restructurings during the years ended December 31, 2014 and 2013.

There were three loans modified as troubled debt restructurings with a balance of $548 which are being reported as nonaccrual as of December 31, 2014, two of which totaling $448 are paying as agreed under the terms of the modification. There were six loans modified as troubled debt restructurings but paying as agreed under the terms of the modification with a balance of $1,305 which are being reported as nonaccrual as of December 31, 2013.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the year ended December 31, 2014 one loan totaling $231, secured by a multi-family building, had payments in default and subsequently paid off resulting in a $60 recovery. During the year ended December 31, 2013, there were no payment defaults within 12 months following the modifications.

At December 31, 2014, the Company has allocated $293 to specific reserves on $2,904 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has allocated $224 to specific reserves on $4,268 of loans to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013. The Company has not committed to lend additional amounts as of December 31, 2014 and December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2014	2013
Leasehold improvements	$884	$884
Furniture and fixtures	612	575

	1,496	1,459
Accumulated depreciation	(939)	(823)

	$557	$636

(Continued)

83.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 6 - DEPOSITS

Deposit accounts with balances greater than $100 totaled $29,200 and $28,673 at December 31, 2014, and December 31, 2013. Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2014 and 2013 were $866 and $0.

The scheduled maturities of certificates of deposit are as follows for the twelve months ending:

December 31, 2014
2015	$16,165
2016	9,734
2017	10,136
2018	2,388
2019	2,170

$40,593

Deposits from principal officers, directors and other affiliates were $197 at December 31, 2014 and $186 at December 31, 2013. There were no brokered deposits at December 31, 2014 and 2013.

NOTE 7 - REGULATORY CAPITAL MATTERS

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

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. On December 19, 2012, the Bank entered into the Order with the OCC, which, among other things, included a requirement to maintain a total risk-based capital ratio of at least 13% and a minimum Tier 1 leverage capital ratio of at least 9% beginning on March 31, 2013. As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at December 31, 2014 and 2013. While under the Order, the Bank cannot be consider “well capitalized”. During the fourth quarter of 2014, the Company contributed $375 to the Bank. At December 31, 2014, the Bank’s Tier 1 capital ratio was below the 9.0% requirement of the Order at 8.7% primarily due to the increase in cash and cash equivalents from the funds held in escrow at the Bank for the Company’s stock offering and plan of conversion and reorganization which was completed in January 2015. During 2013, the Bank met the requirements of the minimum capital ratios with an additional capital contribution of $1,000 during the first quarter of 2013 and $300 during the fourth quarter of 2013 from the Company.

(Continued)

84.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 7 - REGULATORY CAPITAL MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

The allowance for loan losses is limited to 1.25% of risk weighted assets. As of December 31, 2014, and December 31, 2013, $539 and $500 was excluded from the allowance for loan losses in the calculation of total regulatory capital.

Actual capital levels and minimum required levels for the Bank were:

					Minimum Required
					By the Current
			Minimum Required		Order
			for Capital		(effective
	Actual		Adequacy Purposes		March 31, 2013)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital (to risk-weighted assets)	$8,510	15.5%	$4,387	8.0%	$7,129	13.0%
Tier 1 (core) capital (to risk-weighted assets)	7,818	14.3	2,193	4.0	N/A	N/A
Tier 1 (core) capital (to adjusted total assets)	7,818	8.7	3,580	4.0	8,054	9.0

December 31, 2013
Total capital (to risk-weighted assets)	$9,629	14.8%	$5,189	8.0%	$8,433	13.0%
Tier 1 (core) capital (to risk-weighted assets)	8,812	13.6	2,595	4.0	N/A	N/A
Tier 1 (core) capital (to adjusted total assets)	8,812	9.2	3,852	4.0	8,667	9.0

NOTE 8 - EMPLOYEE BENEFITS

All share or per share amounts referenced in this note have be adjusted to reflect the conversion offering exchange ratio of .3562.

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778 from the Company and used those funds to acquire 27,699 shares of the Company’s stock in connection with the reorganization at a price of $28.07 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. During the years ended December 31, 2014 and 2013, the Company made contributions to the ESOP of $69 and $69 and the ESOP made the annual principal and interest payments on the loan of $69 and $69.

(Continued)

85.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 8 - EMPLOYEE BENEFITS (Continued)

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP shares may become a liability. During the year ended December 31, 2014, no ESOP shares were distributed to participants. In 2013, 956 ESOP shares were distributed to participants.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $15 and $11 for the years ended December 31, 2014 and 2013.

Shares held by the ESOP were as follows:

	December 31,
	2014	2013
Shares committed to be released [1]	1,806	1,806
Allocated shares [1]	11,642	9,836
Unearned ESOP shares [1]	12,640	14,446

Total ESOP shares [1]	26,088	26,088

Fair value of unearned ESOP shares	$124	$116

Fair value of allocated shares subject to repurchase obligation	$114	$79

1.	Share amounts have been adjusted to reflect the conversion offering exchange ratio of .3562 for each existing share

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 48,473 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 13,849 shares may be issued as restricted stock awards. No more than 34,624 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, the Company granted restricted stock awards for 12,280 common shares and stock options for 30,896 common shares under the Plan, all of which vest over a five-year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $26.28 per share, which was the closing price of the stock on the grant date. No options have been exercised or forfeited as of December 31, 2014, and December 31, 2013. The options have no intrinsic value as of December 31, 2014, and December 31, 2013.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes). Since the Company stock had been outstanding less than two years at the time of the grant, expected volatilities as of the April 17, 2008 grant date were based on historical stock price volatilities of other micro-cap banks and bank holding companies. The expected term represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. No stock options were granted in 2014 and 2013. There was no stock option expense for the year ended December 31, 2014 since the stock options were fully vested. Stock option expense was $12 for the year ended December 31, 2013.

(Continued)

86.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 8 - EMPLOYEE BENEFITS

A summary of the activity in the stock option plan for 2014 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares [1]	Price [1]	Term (in years)	Value
Outstanding at January 1, 2014	29,166	$26.28	4.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2014	29,166	$26.28	3.3	$—

Fully vested and expected to vest	29,166	26.28	3.3	$—

Exercisable at December 31, 2014	29,166	$26.28	3.3	$—

1.	Share and per share amounts have been adjusted to reflect the conversion offering exchange ratio of .3562 for each existing share

The fair value of the restricted stock awards was $26.28 per share, which was the closing price of the stock on the April 17, 2008 grant date. At December 31, 2014 and 2013, there were 12,280 restricted stock awards vested and none forfeited. There was no restricted stock award expense for the year ended December 31, 2014 since the restricted stock was fully vested. Restricted stock award expense was $18 for the year ended December 31, 2013. As of December 31, 2014, there was no unrecognized compensation cost related to non-vested shares granted under the Plan.

The value of stock options and restricted stock awards as of the grant date were expensed over the five-year vesting period.

The total fair value of shares vested in 2013 was $15.

NOTE 9 - INCOME TAXES

The income tax (expense) benefit consists of the following:

	Year Ended
	December 31,
	2014	2013
Currently refundable taxes
Federal	$—	$—
State	—	—

Total refundable taxes	—	—
Deferred tax benefit	543	289

Change in valuation allowance for deferred tax assets	(544)	(321)

Income tax expense	$(1)	$(32)

(Continued)

87.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 9 - INCOME TAXES (Continued)

The income tax (expense) benefit differs from the amounts determined by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as a result of the following items:

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Income tax benefit computed at the statutory federal rate	$481	34.0%	$270	34.0%
State tax and other items	62	3.5	19	2.4
Change in valuation allowance	(544)	(37.5)	(321)	(40.4)

	$(1)	(0.0)%	$(32)	(4.0)%

The net deferred tax asset consists of the following:

	December 31,
	2014	2013
Deferred tax assets
Accumulated depreciation	$281	$251
Bad debts	472	524
Reserve for off-balance-sheet loss	10	6
Deferred loan fees	20	23
Federal net operating loss carryforwards	1,662	1,152
Illinois net operating loss carryforwards	374	298
ESOP	28	29
Deferred rent	53	53
Stock options and awards	18	18
Repossessed asset valuation allowance	60	84
Deferred tax liabilities
Unrealized gain on securities available-for-sale	(2)	(3)
FHLB stock dividends	(89)	(92)

	2,887	2,343
Valuation allowance for deferred tax assets	(2,887)	(2,343)

Net deferred tax asset	$—	$—

The Company established a valuation allowance for net deferred tax assets based on management’s assessment of the ability to realize the deferred tax asset primarily based on the tax losses incurred in recent years and, under current law, the inability to recover any additional taxes paid in prior years. As of December 31, 2014, state net operating losses of $7,324 are being carried forward and will be available to reduce future taxable income. These state net operating loss carryforwards will expire beginning in 2015 through 2021 if not utilized to reduce future taxable income.

The Company’s net operating losses for federal income taxes were $4,886 and $3,390 as of December 31, 2014 and 2013 of which $4,886 are being carried forward to reduce taxable income in future years. These federal net operating loss carryforwards will begin to expire in 2030.

(Continued)

88.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 10 - EARNINGS PER SHARE

The Company is subject to federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2011.

The following table presents the components used to compute basic and diluted loss per share:

	For the Year Ended December 31,
	2014	2013
Net loss available to common stockholders	$(1,416)	$(827)
Weighted average common shares outstanding	680,777	679,227
Dilutive effect of non-vested stock awards and assumed exercises of stock options	—	—
Basic and diluted loss per share	$(2.08)	$(1.22)

1	Share and per share amounts have been adjusted to reflect the conversion offering exchange ratio of .3562 for each existing share.

The outstanding options and restricted shares are considered antidilutive because of the net losses.

NOTE 11 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to make loans and fund unused lines of credit and loans in process. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded on the statement of financial condition. The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	December 31, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$—	$380	$—	$—
Unused lines of credit	—	9,851	—	13,309

The Bank leases its main office facility under a noncancelable fifteen-year operating lease that matures in 2022. The Bank leases its branch facility under a noncancelable three-year operating lease that matures on November 30, 2017. Minimum rental commitments under the leases are as follows for the twelve months ending:

December 31,
2015	$254
2016	261
2017	262
2018	194
2019	199
2020	203
Thereafter	404

$1,777

(Continued)

89.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 11 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

Rent expense for the years ended December 31, 2014 and 2013 was $298 and $299. The Bank has entered into negotiations with the landlord of our branch office to build out an end unit within the current shopping center to relocate the branch office. The negotiations include amending the terms of the current three year lease to include an increase in the annual lease payments and extending the term of the lease.

NOTE 12 - FAIR VALUE MEASURES

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

(Continued)

90.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 12 - FAIR VALUE MEASURES (Continued)

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets
Securities available for sale
U.S. government-sponsored entities	$5,966	$—	$5,966	$—
Residential mortgaged-backed	670	—	670	—

	$6,636	$—	$6,636	$—

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets
Securities available for sale
U.S. government-sponsored entities	$1,957	$—	$1,957	$—
Residential mortgaged-backed	947	—	947	—

	$2,904	$—	$2,904	$—

There were no transfers between Level 1, Level 2, and Level 3 during the year ended December 31, 2014, or the year ended December 31, 2013.

(Continued)

91.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 12 - FAIR VALUE MEASURES (Continued)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Assets
Impaired loans
One-to-four-family	$272	$—	$—	$272
Multi-family	2,102	—	—	2,102

Total impaired loans	$2,374	$—	$—	$2,374

Repossessed assets
Commercial real estate	$389	$—	$—	$389
Land	102	—	—	102
Automobile	13	—	—	13

Total repossessed assets	$504	$—	$—	$504

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets
Impaired loans
One-to-four-family	$459	$—	$—	$459
Multi-family	2,280	—	—	2,280
Commercial real estate	213	—	—	213

Total impaired loans	$2,952	$—	$—	$2,952

Repossessed assets
One-to-four-family	$56	$—	$—	$56
Commercial real estate	542	—	—	542
Land	489	—	—	489
Automobile	1	—	—	1

Total repossessed assets	$1,088	$—	$—	$1,088

(Continued)

92.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 12 - FAIR VALUE MEASURES (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $2,653 with a $279 valuation allowance at December 31, 2014. The impaired loans resulted in no provision for loan loss for the year ended December 31, 2014. At December 31, 2013, impaired loans had an aggregate balance of $3,246 with a $294 valuation allowance resulting in an additional provision for loan losses of $517 for the year ended December 31, 2013.

Repossessed assets, consisting of other real estate owned, repossessed automobiles, and other repossessed assets are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $504 at December 31, 2014 consisting of the cost basis of $657 and a valuation allowance of $153. Repossessed assets were carried at $1,088 at December 31, 2013, consisting of the cost basis of $1,299 and a valuation allowance of $211. Write-downs on repossessed assets were $237 for the year ended December 31, 2014. Write-downs on repossessed assets were $102 for the year ended December 31, 2013.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and December 31, 2013:

December 31, 2014

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$272	Sales comparison approach	Adjustment for differences between the comparable sales	(18.9%) – 15.0%
Multi-family	$2,102	Sales comparison approach	Adjustment for differences between the comparable sales	(11.6%) – 20.7%

Other real estate owned
Commercial real estate	$389	Sales comparison approach	Adjustment for differences between the comparable sales	(1.2%) – (21.7%)
Land	$102	Sales comparison approach	Adjustment for differences between the comparable sales	(48.2%) – 4.5%

(Continued)

93.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

December 31, 2013

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$459	Sales comparison approach	Adjustment for differences between the comparable sales	1.6% - 17.7%
Multi-family	$2,280	Sales comparison approach	Adjustment for differences between the comparable sales	(11.2%) - 13.1%
Commercial real estate	$213	Sales comparison approach	Adjustment for differences between the comparable sales	(45.0%) - (25.0%)

Other real estate owned
One-to-four-family	$56	Sales comparison approach	Adjustment for differences between the comparable sales	(19.6%) – (11.3%)
Commercial real estate	$542	Sales comparison approach	Adjustment for differences between the comparable sales	(35.9%) – (48.3%)
Land	$489	Sales comparison approach	Adjustment for differences between the comparable sales	6.8% – 14.6%

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,014	$19,014	$—	$—	$19,014
Securities available-for-sale	6,636	—	6,636	—	6,636
Loans receivable, net	60,405	—	—	61,858	61,858
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	188	—	15	173	188

Financial liabilities
Demand, money market, and savings	$39,392	$39,392	$—	$—	$39,392
Certificates of deposits	40,593	—	40,566	—	40,566
Advances by borrowers for taxes and insurance	682	682	—	—	682
Accrued interest payable	—	—	—	—	—

(Continued)

94.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,960	$19,960	$—	$—	$19,960
Securities available-for-sale	2,904	—	2,904	—	2,904
Loans receivable, net	70,560	—	—	70,881	70,881
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	230	—	9	221	230

Financial liabilities
Demand, money market, and savings	$37,737	$37,737	$—	$—	$37,737
Certificates of deposits	48,007	—	47,981	—	47,981
Advances by borrowers for taxes and insurance	579	579	—	—	579
Accrued interest payable	—	—	—	—	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)	Loans receivable, net

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

The fair values disclosed for demand deposits (e.g., interest and non-interest demand, savings, and certain types of money market accounts) and advances from borrowers for taxes and insurance are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) and are classified as Level 1. The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date are classified as a Level 2. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(Continued)

95.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 12 - FAIR VALUE MEASURES (Continued)

(f)	Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value and is classified as Level 2.

NOTE 13 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Ben Franklin Financial, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31
	2014	2013
ASSETS
Cash and cash equivalents	$43	$396
Investment in bank subsidiary	7,820	8,817
ESOP loan	425	478
Other assets	5	5

Total assets	$8,293	$9,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$—	$—
Common stock in ESOP subject to contingent purchase obligation	114	79
Stockholders’ equity	8,179	9,617

Total liabilities and stockholders’ equity	$8,293	$9,696

CONDENSED STATEMENTS OF INCOME
	Year Ended
	December 31,
	2014	2013
Income
Interest on ESOP loan	$16	$18
Other interest income	—	1

Total income	16	19

Expense
Non-interest expense	63	64

Loss before income taxes and undistributed subsidiary loss	(47)	(45)

Income tax benefit	—	—
Equity in undistributed subsidiary loss	(1,369)	(782)

Net loss	$(1,416)	$(827)

(Continued)

96.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

(Dollars in thousands except per share data)

NOTE 13 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(1,416)	$(827)
Adjustments
Earned ESOP shares and other stock-based compensation	16	41
Equity in undistributed subsidiary loss	1,369	782
Change in other assets	—	—
Change in other liabilities	—	—

Net cash from operating activities	(31)	(4)

Cash flows from investing activities
Additional capital contribution to subsidiary bank	(375)	(1,300)
Payments on ESOP loan	53	52

Net cash from investing activities	(322)	(1,248)

Net change in cash and cash equivalents	(353)	(1,252)
Beginning cash and cash equivalents	396	1,648

Ending cash and cash equivalents	$43	$396

(Continued)

97.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting. A Management’s report was not required pursuant to rules of the Securities and Exchange Commission that permit new public companies to not have such discourses in their first annual report as a public company.

(c)	Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

98.

Item 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are filed as a part of this report by means of incorporation by reference to Ben Franklin Financial, Inc.’s 2014 Annual Report to Stockholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2014 and 2013

(C)	Consolidated Statements of Operations - Years ended December 31, 2014 and 2013

(D)	Consolidated Statements of Comprehensive Loss – Years ended December 31, 2014 and 2013

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2014 and 2013

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Ben Franklin Financial, Inc. (1)

3.2	Bylaws of Ben Franklin Financial, Inc. (1)

4	Form of Common Stock Certificate of Ben Franklin Financial, Inc. (1)

10.1	Employment Agreement by and between Ben Franklin Bank of Illinois and C. Steven Sjogren (2)

10.2	Employment Agreement by and between Ben Franklin Bank of Illinois and Glen A. Miller (2)

10.3	Ben Franklin Bank of Illinois Employee Stock Ownership Plan (3)

10.4	Ben Franklin Financial, Inc. Equity Incentive Plan (4)

10.5	Form of Restricted Stock Agreement for Employees and Directors (5)

10.6	Form of Stock Option Agreement for Employees (5)

10.7	Form of Stock Option Agreement for Outside Directors (5)

10.8	Formal Agreement with the Office of the Comptroller of the Currency dated December 19, 2012 (1)

21	Subsidiaries of Registrant (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (v) the notes to the Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-198702), originally filed with the Securities and Exchange Commission on September 9, 2014, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on January 29, 2008 (File No. 000-52240).
(3)	Incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-135562), originally filed with the Securities and Exchange Commission on June 30, 2006, as amended
(4)	Incorporated by reference to Appendix A to the Definitive Proxy Statement filed on February 6, 2008 (File No. 000-52240).
(5)	Incorporated by reference to the Current Report on Form 8-K filed on May 15, 2008 (File No. 000-52240).

100.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.

Date: March 30, 2015	By:	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. Steven Sjogren C. Steven Sjogren	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2015

/s/ Glen A, Miller Glen A. Miller	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2015

/s/ Robert E. DeCelles Robert E. DeCelles	Director	March 30, 2015

/s/ Bernadine V. Dzieczic Bernadine V. Dziedzic	Director	March 30, 2015

/s/ Nicholas J. Raino Nicholas J. Raino	Director	March 30, 2015

/s/ James M. Reninger James M. Reninger	Director	March 30, 2015

/s/ David R. Stafseth David R. Stafseth	Director	March 30, 2015

/s/ Mary Beth Stull Mary Beth Stull	Director	March 30, 2015

101.