Form 10-Q
period 2015-03-31
Ben Franklin Financial, Inc.
filed 2015-05-14
CIK 1618798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Number of outstanding shares of common stock as of May 13, 2015: 696,339

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$787	$969
Interest-earning deposit accounts and federal funds sold	17,136	18,045

Cash and cash equivalents	17,923	19,014
Securities available-for-sale	8,641	6,636
Loans receivable, net of allowance for loan losses of $1,179 at March 31, 2015 and $1,206 at December 31, 2014	57,951	60,405
Federal Home Loan Bank stock	921	921
Premises and equipment, net	533	557
Repossessed assets, net	493	504
Accrued interest receivable	197	188
Other assets	146	1,259

Total assets	$86,805	$89,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - noninterest-bearing	$3,511	$5,983
Demand deposits - interest-bearing	9,456	9,530
Savings deposits	9,937	10,199
Money market deposits	13,032	13,680
Certificates of deposit	39,635	40,593

Total deposits	75,571	79,985
Advances from borrowers for taxes and insurance	464	682
Other liabilities	492	524
Common stock in ESOP subject to contingent purchase obligation	117	114

Total liabilities	76,644	81,305
Stockholders’ equity
Preferred stock, no par value; authorized 1,000,000 shares no shares issued and outstanding:
Common stock, par value $0.01 per share; authorized 20,000,000 shares issued and outstanding, net of treasury shares, at:
March 31, 2015 – 696,339 shares
December 31, 2014 – 694,574 shares (1)	7	20
Additional paid-in-capital	10,330	8,233
Treasury stock, at cost – 0 shares at March 31, 2015 and 24,318 at December 31, 2014 (1)	—	(462)
Retained earnings, substantially restricted	529	855
Unearned Employee Stock Ownership Plan (ESOP) shares	(613)	(355)
Accumulated other comprehensive income	25	2
Reclassification of ESOP shares	(117)	(114)

Total stockholders’ equity	10,161	8,179

Total liabilities and stockholders’ equity	$86,805	$89,484

1.	Share amounts for 2014 have been adjusted to reflect the completion of the Company’s conversion offering on January 22, 2015 and the exchange of the existing shares of Ben Franklin Financial, Inc. (a Federal corporation) at an exchange ratio of .3562 for each existing share.

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income
Loans	$714	$835
Securities	26	14
Federal funds sold and interest earning deposit accounts	8	8

	748	857
Interest expense
Deposits	94	118

	94	118

Net interest income	654	739
Provision for loan losses	—	—

Net interest income after provision for loan losses	654	739
Non-interest income
Service fee income	18	24
Gain on sale of other assets, net	34	2
Other	12	19

	64	45
Non-interest expense
Compensation and employee benefits	494	441
Occupancy and equipment	163	150
Data processing services	90	89
Professional fees	126	83
FDIC insurance premiums	47	51
Repossessed asset expenses, net	40	22
Other	99	127

	1,059	963

Loss before income taxes	(341)	(179)
Income tax	(15)	(3)

Net loss	$(326)	$(176)

Loss per common share basic and diluted (1)	(0.49)	(0.26)

1.	Per share amounts for 2014 have been adjusted to reflect the completion of the Company’s conversion offering on January 22, 2015 and the exchange of the existing shares of Ben Franklin Financial, Inc. (a Federal corporation) at an exchange ratio of .3562 for each existing share.

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(326)	$(176)
Other comprehensive loss
Unrealized holding gains arisingduring the period	38	8
Tax effect	(15)	(3)

Net of tax	23	5
Comprehensive loss	$(303)	$(171)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015 and 2014 – (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2014	$20	$8,269	$(462)	$2,271	$(406)	$4	$(79)	$9,617
Net loss	—	—	—	(176)	—	—	—	(176)
Other comprehensive income	—	—	—	—	—	5	—	5
Earned ESOP shares and other stock based compensation	—	(9)	—	—	13	—	—	4
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	2	2

Balance at March 31, 2014	20	8,260	(462)	2,095	(393)	9	(77)	9,452
Balance at January 1, 2015	$20	$8,233	$(462)	$855	$(355)	$2	$(114)	$8,179
Net loss	—	—	—	(326)	—	—	—	(326)
Other comprehensive income	—	—	—	—	—	23	—	23
Earned ESOP shares and other stock based compensation	—	(8)	—	—	15	—	—	7
Reclassification due to conversion	(13)	13	—	—	—	—	—	—
Net proceeds from common stock offering	—	2,504	—	—	—	—	—	2,504
Funds from termination of MHC	—	50	—	—	—	—	—	50
Addition to ESOP due to conversion	—	—	—	—	(273)	—	—	(273)
Retirement of treasury stock due to conversion	—	(462)	462	—	—	—	—	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(3)	(3)

Balance at March 31, 2015	$7	$10,330	$—	$529	$(613)	$25	$(117)	$10,161

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(326)	$(176)
Adjustments to reconcile net income (loss) to net cash from operating activities Depreciation	28	29
ESOP and other stock based compensation, net	7	3
Gain on sale of repossessed assets	(34)	(2)
Changes in:
Deferred loan costs	1	1
Accrued interest receivable	(9)	12
Other assets	825	(83)
Other liabilities	(32)	41

Net cash from operating activities	460	(175)
Cash flows from investing activities
Principal repayments on mortgage-backed securities	33	44
Calls and maturities of securities available for sale	1,000	—
Purchase of securities available for sale	(3,000)	—
Net decrease in loans	2,408	4,040
Sales of repossessed assets	90	3
Expenditures for premises and equipment	(4)	(15)

Net cash from investing activities	527	4,072
Cash flows from financing activities
Net decrease in deposits	(4,414)	(1,698)
Net proceeds from common stock offering	2,504	—
Funds from termination of MHC	50	—
Net change in advances from borrowers for taxes and insurance	(218)	(163)

Net cash from financing activities	(2,078)	(1,861)

Net change in cash and cash equivalents	(1,091)	2,036
Cash and cash equivalents at beginning of year	19,014	19,960

Cash and cash equivalents at end of period	$17,923	$21,966

Supplemental disclosures
Interest paid	$93	$117
Transfers from loans to repossessed assets	45	67

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Ben Franklin Financial, Inc. (the “Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s Annual Report for the year ended December 31, 2014. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s 2014 Annual Report.

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

The stock offering closed January 22, 2015 and resulted in gross proceeds of $3.9 million, through the sale of 390,474 shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $1.4 million. Net proceeds of the offering were approximately $2.5 million.

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

Ben Franklin Financial, Inc. contributed $2.0 million of the net proceeds of the offering to the Bank. In addition, $273,330 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $314,000 of the net proceeds were retained by Ben Franklin Financial, Inc. The net proceeds contributed to the Bank have been invested in interest earning deposits and investment securities, and are expected to be used for funding future loan growth. The net proceeds retained by Ben Franklin Financial, Inc. were deposited with the Bank.

Note 2 – Recent Losses and Management Plans

The Company incurred net losses of $326 during the three months ended March 31, 2015 and $1,416 during the year ended December 31, 2014. The losses are largely a result of our declining net interest income and increasing non-interest expense related to professional fees and repossessed asset holding costs and write-downs. Despite these losses, the Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.2% and 10.5% at March 31, 2015 and 15.5% and 8.7% at December 31, 2014. Due to our financial condition over the past several years, the Bank entered into a Consent Order (“Order”) with the Office of the Comptroller of the Currency (“OCC”) on December 19, 2012. The Order outlines areas of weakness that the Bank must improve related to asset quality including valuations, classifications, monitoring, concentrations, and allowance for loan losses; capital and strategic planning; liquidity management; consumer compliance; and management and board structure along with time frames for completion. The Order mandated that the Bank maintain a total risk-based capital ratio of at least 13% and a Tier 1 leverage ratio of at least 9% beginning on March 31, 2014. At March 31, 2015, the Bank was in compliance with the required minimum ratios. At December 31, 2014, prior to the completion of the Company’s stock offering, the Bank was not in compliance with the Tier 1 leverage ratio but was in compliance with the total risk based capital ratio.

Management has initiated specific plans to reduce credit risk and improve the Bank’s regulatory capital ratios including the completion of the public offering in 2015. The Company has $326 and $43 of cash at March 31, 2015 and December 31, 2014. If the Bank is unable to meet the capital requirements and other requirements of the Order, the OCC may institute other corrective measures and has enforcement powers to impose additional restrictions on the Bank’s operations, including seizure. Although management believes that it will successfully maintain the required capital ratios, there can be no assurance that they will be able to do so, nor that they will be able to comply fully with the provisions of the Order. Only the OCC has the ability to determine whether or not the provisions of the Order have been met.

Note 3 – New Accounting Standards

In January 2014 the FASB issued Accounting Standards Update 2014-04 Receivables -Troubled Debt Restructurings by Creditors (Subtopic 310-40) Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. For public entities, the amendments of the update are effective for interim and annual reporting periods beginning after December 31, 2014. Adoption this pronouncement did not have a material impact on the results of operations, financial condition, or financial statement disclosures of the Company.

In May 2014 in an effort to foster additional consistency in recognizing revenue the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. Initially the amendments of the update were to be effective for public entities beginning with interim and annual reporting periods beginning after December 15, 2016, however the FASB recently voted to defer the implementation for one year, although that change has not yet been finalized. Management does not expect the impacts of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Securities Available-for Sale

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
U.S. government-sponsored entities	$8,000	$15	$(9)	$8,006
Residential mortgage-backed	599	36	—	635

Total	$8,599	$51	$(9)	$8,641

December 31, 2014
U.S. government-sponsored entities	$6,000	$—	$(34)	$5,966
Residential mortgage-backed	632	38	—	670

Total	$6,632	$38	$(34)	$6,636

There were no sales of securities available-for-sale during the three months ended March 31, 2015 or the three months ended March 31, 2014. There were no securities pledged to secure any of the borrowings of the Company as of March 31, 2015 and December 31, 2014.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity as of March 31, 2015. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2015
	Amortized	Fair
	Cost	Value
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	7,000	7,007
Five to ten years	1,000	999
Residential mortgage-backed	599	635

Total	$8,599	$8,641

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

The following table summarizes securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2015
U.S. government sponsored entities	$999	$(1)	$992	$(8)	$1,991	$(9)

2014
U.S. government sponsored entities	$3,985	$(15)	$981	$(19)	$4,966	$(34)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2015 and December 31, 2014, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

Unrealized losses on securities have not been recognized into income because the issuer’s securities are of high credit quality (rated AA or higher at the time of purchase), management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

Note 5 – Loans

The following table sets forth the composition of our loan portfolio by segment and class, at the dates indicated.

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Secured by one- to four- family	$30,799	52.06%	$31,430	50.98%
Secured by multi-family	9,717	16.42	9,834	15.95
Secured by commercial real estate	9,580	16.19	10,324	16.75
Secured by construction	416	0.70	260	0.42
Secured by land	208	0.35	213	0.35

Total first mortgage loans	50,720	85.72	52,061	84.45
Commercial, consumer and other loans:
Home equity lines-of-credit	6,511	11.00	7,360	11.94
Commercial business loans	696	1.18	826	1.34
Automobile loans	1,241	2.10	1,401	2.27
Other consumer loans	1	0.00	2	0.00

Total commercial, consumer and other loans	8,449	14.28	9,589	15.55

Gross loans	59,169	100.00	61,650	100.00
Premiums and net deferred loan costs	(39)		(39)
Allowance for loan losses	(1,179)		(1,206)

Total loans, net	$57,951		$60,405

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the three months ended March 31, 2015 and 2014.

	First Mortgages					Commercial, Consumer and Other
	(Dollars in thousands)
	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the three months ended March 31, 2015
Allowance for loan losses
Beginning balance	$392	$354	$277	$6	$7	$96	$8	$66	$—	$1,206
Provision for loan losses	(22)	14	11	—	6	(4)	(1)	(3)	(1)	—
Loans charged-off	—	(28)	—	—	—	—	—	(1)	—	(29)
Recoveries	—	—	—	—	1	—	—	—	1	2

Total ending allowance balance March 31, 2015	$370	$340	$288	$6	$14	$92	$7	$62	$—	$1,179

For the three months ended March 31, 2014
Allowance for loan losses
Beginning balance	$589	$252	$300	$7	$—	$78	$20	$56	$—	$1,302
Provision for loan losses	82	(6)	(229)	6	(2)	77	1	71	—	—
Loans charged-off	—	—	—	(6)	—	(18)	—	(16)	—	(40)
Recoveries	—	—	186	—	2	—	—	—	—	188

Total ending allowance balance March 31, 2014	$671	$246	$257	$7	$—	$137	$21	$111	$—	$1,450

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impaired method at the dates indicated. The recorded investment in loans excludes accrued interest and loan origination fees due to immateriality.

	Loan Balance			Allowance
	(Dollars in thousands)
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
March 31, 2015
One-to-four-family	$1,363	$29,436	$30,799	$45	$325	$370
Multi-family	2,937	6,780	9,717	208	132	340
Commercial real estate	—	9,580	9,580	—	288	288
Land	—	208	208	—	6	6
Construction	—	416	416	—	14	14
Home equity lines of credit	—	6,511	6,511	—	92	92
Commercial	77	619	696	—	7	7
Automobile	—	1,241	1,241	—	62	62
Other consumer	—	1	1	—	—	—

Total	$4,377	$54,792	$59,169	$253	$926	$1,179

December 31, 2014
One-to-four-family	$1,403	$30,027	$31,430	$78	$314	$392
Multi-family	2,985	6,849	9,834	247	107	354
Commercial real estate	—	10,324	10,324	—	277	277
Land	—	213	213	—	6	6
Construction	—	260	260	—	7	7
Home equity lines of credit	—	7,360	7,360	—	96	96
Commercial	95	731	826	—	8	8
Automobile	—	1,401	1,401	—	66	66
Other consumer	—	2	2	—	—	—

Total	$4,483	$57,167	$61,650	$325	$881	$1,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information related to loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2015 and 2014 and as of and for the year ended December 31, 2014

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recorded	Recorded
March 31, 2015
With no related allowance recorded
One-to-four-family	$1,186	$811	$—	$854	$—	$—
Multi-family	802	627	—	630	6	6
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	280	77	—	83	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	2,268	1,515	—	1,567	6	6
With an allowance recorded
One-to-four-family	552	552	45	554	7	7
Multi-family	2,338	2,310	208	2,342	26	26
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	2,890	2,862	253	2,896	33	33

Total	$5,158	$4,377	$253	$4,463	$39	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recorded	Recorded
March 31, 2014
With no related allowance recorded
One-to-four-family	$889	$514	$—	$514	$—	$—
Multi-family	2,870	2,518	—	918	6	6
Commercial real estate	236	198	—	200	—	—
Land	131	102	—	102	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	417	214	—	231	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	4,543	3,546	—	1,965	6	6
With an allowance recorded
One-to-four-family	566	566	147	568	7	7
Multi-family	772	772	73	2,386	26	26
Commercial real estate	—	—	—	284	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	1,338	1,338	220	3,238	33	33

Total	$5,881	$4,884	$220	$5,203	$39	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recorded	Recorded
December 31, 2014
With no related allowance recorded
One-to-four-family	$1,011	$543	$—	$541	$—	$—
Multi-family	811	636	—	889	14	14
Commercial real estate	—	—	—	99	—	—
Land	—	—	—	68	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	339	95	—	178	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—		—

Total with no related allowance recorded	2,161	1,274	—	1,775	14	14
With an allowance recorded
One-to-four-family	860	860	78	588	27	27
Multi-family	2,349	2,349	247	2,369	103	103
Commercial real estate	—	—	—	71	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	3,209	3,209	325	3,028	130	130

Total	$5,370	$4,483	$325	$4,803	$144	$144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at the dates indicated by class of loans.

	30-59	60-89	Greater than
	Days	Days	90 Days Past Due		Loans Not
	Past due	Past due	Still on Accrual	Nonaccrual	Past Due	Total
	(Dollars in thousands)
March 31, 2015
One-to-four-family	$—	$178	$—	$811	$29,810	$30,799
Multi-family	—	—	—	344	9,373	9,717
Commercial real estate	—	—	—	—	9,580	9,580
Land	—	—	—	—	208	208
Construction	—	—	—	—	416	416
Home equity line of credit	—	61	—	—	6,450	6,511
Commercial	—	—	—	77	619	696
Automobile	—	—	—	—	1,241	1,241
Other consumer	—	—	—	—	1	1

Total	$—	$239	$—	$1,232	$57,698	$59,169

December 31, 2014
One-to-four-family	$—	$—	$—	$847	$30,583	$31,430
Multi-family	—	—	—	353	9,481	9,834
Commercial real estate	—	—	—	—	10,324	10,324
Land	—	—	—	—	213	213
Construction	—	—	—	—	260	260
Home equity line of credit	—	—	—	—	7,360	7,360
Commercial	—	—	—	95	731	826
Automobile	—	—	—	—	1,401	1,401
Other consumer	—	—	—	—	2	2

Total	$—	$—	$—	$1,295	$60,355	$61,650

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

	Pass	Substandard	Doubtful	Total
	(Dollars in thousands)
March 31, 2015
One-to-four-family	$29,988	$811	$—	$30,799
Multi-family	9,373	344	—	9,717
Commercial real estate	9,580	—	—	9,580
Land	208	—	—	208
Construction	416	—	—	416
Home equity lines of credit	6,511	—	—	6,511
Commercial	619	77	—	696
Automobile	1,241	—	—	1,241
Other consumer	1	—	—	1

Total	$57,937	$1,232	$—	$59,169

December 31, 2014
One-to-four-family	$30,583	$847	$—	$31,430
Multi-family	9,481	353	—	9,834
Commercial real estate	10,324	—	—	10,324
Land	213	—	—	213
Construction	260	—	—	260
Home equity lines of credit	7,360	—	—	7,360
Commercial	731	95	—	826
Automobile	1,401	—	—	1,401
Other consumer	2	—	—	2

Total	$60,355	$1,295	$—	$61,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Troubled Debt Restructurings

Our troubled debt restructurings totaled $3,667 at March 31, 2015 and $3,736 at December 31, 2014. There were no loans modified as troubled debt restructurings during the three months ended March 31, 2015 or the year ended December 31, 2014.

There were three loans modified as troubled debt restructurings but paying as agreed under the terms of the modification with a balance of $521 as of March 31, 2015, which are being reported as nonaccrual. There were three loans modified as troubled debt restructurings with a balance of $548 which are being reported as nonaccrual as of December 31, 2014, two of which totaling $448 are paying as agreed under the terms of the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans with payments in default during the three months ended March 31, 2015. During the year ended December 31, 2014 one loan totaling $231, secured by a multi-family building, had payments in default and subsequently paid off resulting in a $60 recovery.

The Company has allocated $253 to specific reserves on $2,863 of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015. At December 31, 2014, the Company has allocated $293 to specific reserves on $2,904 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of March 31, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

Note 6 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31,	March 31,
	2015	2014
Net income (loss) (Dollars in thousands)	$(326)	$(176)
Weighted average common shares outstanding (1)	663,369	680,353
Basic and diluted income (loss) per share (1)	$(0.49)	$(0.26)

1.	Share and per share amounts for 2014 have been adjusted to reflect the completion of the Company’s conversion offering on January 22, 2015 and the exchange of the existing shares of Ben Franklin Financial, Inc. (a Federal corporation) at an exchange ratio of .3562 for each existing share.

The outstanding options and restricted shares are considered antidilutive because of the net loss.

Note 7 – Fair Value Measures

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets
Securities available for sale
U.S. government-sponsored entities	$8,006	$—	$8,006	$—
Residential mortgaged-backed	635	—	635	—

	$8,641	$—	$8,641	$—

December 31, 2014
Assets
Securities available for sale
U.S. government-sponsored entities	$5,966	$—	$5,966	$—
Residential mortgaged-backed	670	—	670	—

	$6,636	$—	$6,636	$—

There were no transfers between Level 1, Level 2, and Level 3 during the three-months ended March 31, 2015 or the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets
Impaired loans
Multi-family	$2,102	$—	$—	$2,102

Total impaired loans	$2,102	$—	$—	$2,102

Repossessed assets
Commercial real estate	$389	$—	$—	389
Land	102	—	—	102
Automobile	2	—	—	2

Total repossessed assets	$493	$—	$—	$493

December 31, 2014
Assets
Impaired loans
One-to-four-family	$272	$—	$—	$272
Multi-family	2,102	—	—	2,102

Total impaired loans	$2,374	$—	$—	$2,374

Repossessed assets
Commercial real estate	389	—	—	389
Land	102	—	—	102
Automobile	13	—	—	13

Total repossessed assets	$504	$—	$—	$504

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $2,310 with a $208 valuation allowance at March 31, 2015. The impaired loans resulted in no provision for loan loss for the three months ended March 31, 2015. At December 31, 2014, impaired loans had an aggregate balance of $2,653 with a $279 valuation allowance. The impaired loans resulted in no provision for loan loss for the three months ended March 31, 2014.

Repossessed assets, consisting of other real estate owned, repossessed automobiles, and other repossessed assets are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $493 at March 31, 2015 consisting of the cost basis of $646 and a valuation allowance of $153. Repossessed assets were carried at $504 at December 31, 2014, consisting of the cost basis of $657 and a valuation allowance of $153. There were no write-downs on repossessed assets for the three months ended March 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

March 31, 2015

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
Multi-family	$2,102	Sales comparison approach	Adjustment for differences between the comparable sales	(11.6%) – 20.7%
Other real estate owned
Commercial real estate	$389	Sales comparison approach	Adjustment for differences between the comparable sales	(1.2%) – (21.7%)
Land	$102	Sales comparison approach	Adjustment for differences between the comparable sales	(48.2%) – 4.5%

December 31, 2014

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$272	Sales comparison approach	Adjustment for differences between the comparable sales	(18.9%) - 15.0%
Multi-family	$2,102	Sales comparison approach	Adjustment for differences between the comparable sales	(11.6%) – 20.7%
Other real estate owned
Commercial real estate	$389	Sales comparison approach	Adjustment for differences between the comparable sales	(1.2%) – (21.7%)
Land	$102	Sales comparison approach	Adjustment for differences between the comparable sales	(48.2%) – 4.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2015 (Unaudited) Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$17,923	$17,923	$—	$—	$17,923
Securities available-for-sale	8,641	—	8,641	—	8,641
Loans receivable, net	57,951	—	—	58,445	58,445
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	197	—	19	178	197
Financial liabilities
Demand, money market, and savings	$35,936	$35,936	$—	$—	$35,936
Certificates of deposits	39,635	—	39,734	—	39,734
Advances by borrowers for taxes and insurance	464	464	—	—	464
Accrued interest payable	1	—	1	—	1

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,014	$19,014	$—	$—	$19,014
Securities available-for-sale	6,636	—	6,636	—	6,636
Loans receivable, net	60,405	—	—	61,858	61,858
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	188	—	15	173	188
Financial liabilities
Demand, money market, and savings	$39,392	$39,392	$—	$—	$39,392
Certificates of deposits	40,593	—	40,566	—	40,566
Advances by borrowers for taxes and insurance	682	682	—	—	682
Accrued interest payable	—	—	—	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 8 – Regulatory Capital Matters

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

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios of common equity, Tier I, and total capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to average total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum common equity, Tier I risk-based, total risk-based, and Tier I leverage ratios. In March 2015, the Bank implemented the Basel III capital rules that reformed the regulatory capital framework. As a result, the Bank is subject to a minimum Common equity Tier 1 ratio of 4.5% to be considered “adequately” capitalized or 6.0% to be considered “well capitalized”.

On December 19, 2012, the Bank entered into the Order with the OCC, which, among other things, included a requirement to maintain a total risk-based capital ratio of at least 13% and a minimum Tier 1 leverage capital ratio of at least 9% beginning on March 31, 2014. As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at March 31, 2015 and December 31, 2014. Although the Bank’s capital levels at March 31, 2015 were above the levels required to be considered “well capitalized” under federal bank regulatory agency definitions, the Bank cannot be consider “well capitalized” as long as it remains under the Order. During 2014, the Bank met the risk-based capital requirement but did not meet the Tier 1 capital requirement. With the completion of the conversion and stock offering on January 22, 2015, the Company did meet the capital requirement of the Order at March 31, 2015. The minimum capital ratios set forth in the Order may be increased and other minimum capital requirements may be established to comply with the Basel III requirements now applicable to the Bank.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required By the Current Order (effective March 31, 2013)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total capital (to risk-weighted assets)	$9,883	19.2%	$4,112	8.0%	$6,766	13.0%
Common equity Tier 1 capital (to risk-weighted assets)	9,234	18.0	2,313	4.5	N/A	N/A
Tier 1 capital (to risk-weighted assets)	9,234	18.0	3,084	6.0	N/A	N/A
Tier 1 capital (to average total assets)	9,234	10.5	2,531	4.0	7,809	9.0
December 31, 2014
Total capital (to risk-weighted assets)	$8,510	15.5%	$4,387	8.0%	$7,129	13.0%
Tier 1 (core) capital (to risk-weighted assets)	7,818	14.3	2,193	4.0	N/A	N/A
Tier 1 (core) capital (to adjusted total assets)	7,818	8.7	3,580	4.0	8,054	9.0

Under Basel III a capital conservation buffer of 2.5%, comprised of Common Equity Tier 1, is established above the regulatory minimum capital requirement. The capital conservation buffer will be phased in between January 1, 2016 and year end 2018 becoming fully effective on January 1, 2019.

The Bank made the one-time AOCI opt-out election on the first Call Report filed after January 1, 2015, which allows community banks under $250 billion with a one-time opt-out election to remove the impact of certain unrealized capital gains and losses from the calculation of capital. There is no opportunity to change methodology in future periods.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our one-to four-family, home equity line-of-credit, multi-family, commercial real estate, construction, land, commercial business, and automobile lending including purchased loans; our ability to comply with the terms of the Consent Order (the “Order”) entered into between the Bank and the Office of the Comptroller of the Currency (the “OCC”); the future level of deposit insurance premiums applicable to us; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; inflation; general economic conditions, both nationally and in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); our ability to originate a satisfactory amount of high quality loans in an unfavorable economic environment; legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Reform Act, our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; the performance of our investment in FHLB of Chicago stock; changes in our organization, compensation and benefit plans; and other factors. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission under the heading “Risk Factors.” The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

New Capital Requirements

In July, 2014, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

In assessing the strategic plan to restore profitability and financial strength to the Bank and Company, management and the board of directors have reviewed the progress made in meeting the requirements of the Consent Order that was entered into on December 19, 2014 with the OCC and have consulted with advisors regarding alternatives available to the Company. On September 8, 2014 the Board of Directors of the Company, together with the Board of Directors of Ben Franklin Financial, MHC (the “MHC”), adopted a Plan of Conversion and Reorganization pursuant to which the Bank reorganized from the two-tier mutual holding company structure to the stock holding company structure and new Ben Franklin, a Maryland corporation formed to become the new holding company for the Bank, will offer shares of its common stock.

On January 22, 2015, the Company completed the stock offering as set forth in the Plan of Conversion and Reorganization. Proceeds of the offering totaled $2.5 million net of $1.4 million of costs. $2.0 million of the proceeds were used for an additional capital contribution to the Bank. $273,000 of shares sold in the offering were purchased by the Ben Franklin Bank Employee Stock Ownership Plan (the “ESOP”) using a loan from the Company.

Management and the board believe that the additional capital raised through this conversion will strengthen our financial position and enable us to meet our strategic goals.

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex and/or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the local economy, changes in the financial condition of borrowers, and changes in value of loan collateral such as real estate. As discussed in the Company’s Annual Report for the year ended December 31, 2014, management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Assets. Total assets at March 31, 2015 were $86.8 million compared to $89.5 million at December 31, 2014, a decrease of $2.7 million or 3.0%. This decrease was primarily due to the $2.5 million decrease in the balance of our loan portfolio, the $1.1 million decrease in our other assets, and the $1.1 million decrease in the balance of our cash and cash equivalents, partially offset by the $2.0 million increase in the balance of our securities available for sale.

During the first three months of 2015, our home equity line-of-credit portfolio decreased $849,000, our commercial real estate loan portfolio decreased $744,000, and our one- to- four family residential loan portfolio decreased $631,000. The decreases were primarily due to the repayments from existing loans exceeding the $754,000 of new loans originated and $465,000 of new equity line-of-credit commitments during the first three months of 2015.

At March 31, 2015 our allowance for loan losses was $1.2 million or 1.99% of total loans compared to $1.2 million or 1.96% of total loans at December 31, 2014. Our allowance reflected $29,000 of loans charged-off during the first three months of 2015 partially offset by $2,000 of recoveries. Our loans classified as substandard or doubtful decreased to $1.2 million or 2.08% of total loans at March 31, 2015 compared to $1.3 million or 2.10% of total loans at December 31, 2014. Our nonaccrual loans totaled $1.2 million or 2.08% of total loans at March 31, 2015 compared to $2.3 million or 2.10% of total loans at December 31, 2014. Our loans classified as TDRs totaled $3.7 million at March 31, 2015 of which $3.1 million were accruing compared to $3.7 million of TDRs at December 31, 2014 of which $3.2 million were accruing.

Our securities portfolio increased $2.0 million or 30.2% to $8.6 million at March 31, 2015 compared to $6.6 million at December 31, 2014. The increase was primarily due to the purchase of $3.0 million of callable government sponsored entities notes to increase interest income earned on our excess liquidity until loan origination volume begins to increase. The increase was partially offset by the call of a $1.0 million government sponsored entities note with a yield of 2.14% and the repayments on mortgage-backed securities. Two of the notes purchased were for $1.0 million each have rates of 1.40% and 1.70% and anticipated terms of 3.5 years and 4.0 years. A $1.0 million note has periodic rate increases with an initial rate of 1.0% and maturity of 4.5 years. All three are callable. Our cash and cash equivalents decreased $1.1 million to $17.9 million at March 31, 2015.

Our repossessed assets decreased $11,000 during the first three months of 2015 primarily due to the sale of two automobiles with a recorded value of $22,000 partially offset by the repossession of two automobiles with a balance of $11,000. There was also the transfer and subsequent sale of a $34,000 residential loan into repossessed assets during the first three months of 2015. The sales of repossessed assets resulted in a net gain of $34,000.

Our other assets decreased $1.1 million primarily due to $812,000 of deferred costs incurred related to the stock offering of the Company that were netted against the proceeds received from the offering which closed January 22, 2015.

Liabilities. Our total liabilities decreased $4.7 million or 5.7% to $76.6 million at March 31, 2015. Our deposits decreased by $4.4 million or 5.5% to $75.6 million at March 31, 2015 compared to $80.0 million at December 31, 2014, primarily due to the $2.5 million or 16.4% decrease in our demand deposit accounts to $13.0 million, and the $958,000 or 2.4% decrease in our certificate of deposit accounts to $39.6 million at March 31, 2015 and. The decrease in our demand deposits was primarily due to the $2.9 million of funds held December 31, 2014 for the subscription stock offering being applied to capital at the closing.

Stockholders’ Equity. Total stockholders’ equity at March 31, 2015 was $10.2 million, an increase of $2.0 million or 24.2% from December 31, 2014. The increase resulted primarily from the $2.5 million of net proceeds from the stock offering partially offset by the net loss of $326,000 for the three months ended March 31, 2015 and the $373,000 for the new ESOP shares.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. For the three months ended March 31, 2015 our net loss was $326,000 compared to a net loss of $176,000 for the three months ended March 31, 2014. The increase in our net loss was primarily due to the decreases in our net interest income and an increase in our non-interest expenses, partially offset by the increase in our non-interest income.

Interest Income. Interest income was $748,000 for the three months ended March 31, 2015, $109,000, or 12.7%, less than the prior year period. Interest income from loans decreased $121,000 or 14.5% to $714,000 for the three months ended March 31, 2015 primarily due to the $9.6 million decrease in the average balance of our loan portfolio to $59.4 million for the three months ended March 31, 2015 compared to $69.0 million for the prior year period. The decrease in the average balance of our loan portfolio included the $3.2 million decrease in our multi-

family and commercial real estate loans, the $4.4 million decrease in our home equity line-of-credit loans, the $1.1 million decrease in our consumer loans, and the $839,000 decrease in our commercial business loans. The decrease in the average balance of our loan portfolio was due to repayments, pay-offs, and transfers of loans to repossessed assets that exceeded our origination volume for loans. The average yield on loans for the three months ended March 31, 2015 was 4.84% compared to 4.87% in the prior year period.

Interest income from securities was $26,000 for the three months ended March 31, 2015 compared to $14,000 for the prior year period. The average balance of our securities portfolio was $7.7 million for the three months ended March 31, 2015 compared to $3.8 million the prior year period primarily due to the purchase of $8.0 million of government sponsored entity notes since March 31, 2014 partially offset by calls of $2.0 million notes and the repayments on mortgage-backed securities. The average yield on securities for the three months ended March 31, 2015 was 1.40% compared to 1.51% for the prior year period.

Interest Expense. Interest expense for the three months ended March 31, 2015 was $94,000, a decrease of $24,000 or 20.3% from the prior year period due to the decrease in interest expense on deposits. The average cost of deposits decreased to 0.52% for the three months ended March 31, 2015 compared to 0.58% for the prior year period as the average cost of our certificate of deposit and money market accounts decreased to 0.85% and 0.15%, respectively, for the three months ended March 31, 2015 compared to 0.92% and 0.16%, respectively, for the prior year period due to the general low market interest rates. The average balance of our certificate of deposit accounts decreased $7.4 million to $39.9 million and the average balance of our money market accounts decreased $2.5 million for the three months ended March 31, 2015. We have not aggressively priced our certificate of deposit accounts to stabilize the decline, given our high level of liquidity and low loan origination volume.

Net Interest Income. Net interest income for the three months ended March 31, 2015 was $654,000 compared to $739,000 for the three months ended March 31, 2014. For the three months ended March 31, 2015, the average yield on interest-earning assets was 3.51% and the average cost of interest-bearing liabilities was 0.52% compared to 3.73% and 0.58%, respectively, for the three months ended March 31, 2014. The decrease in the average yield of our interest earning assets was primarily due to the decline in the average balance of our loan portfolio due to the payoff of higher yielding loans and the increase in the balance of our lower yielding securities portfolio. These changes resulted in a decrease in our net interest rate spread and net interest margin to 2.99% and 3.07% respectively for the first three months of 2015 compared to a net interest rate spread of 3.15% and net interest margin of 3.22% for the prior year period.

Provision for Loan Losses. We had no provision for loan losses for the three months ended March 31, 2015 and 2014. At March 31, 2015, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the three months ended March 31, 2015, non-interest income was $64,000 compared to $45,000 for the three months ended March 31, 2014 primarily due to the $34,000 net gain on the sale of repossessed assets for the three months ended March 31, 2015. Rental income from other repossessed assets decreased $6,000 for the first three months of 2015 compared to the prior year period.

Non-interest Expense. For the three months ended March 31, 2015, our non-interest expense totaled $1.1 million compared to $963,000 for the three months ended March 31, 2014, an increase of $96,000 or 10.0%. Our compensation and employee benefit costs increased $53,000 or 12.0% primarily due to the increase in staff and the cost of health insurance. Professional fees increased $43,000 primarily due to the $23,000 increase in consulting fees, due to the one time consulting fees related to vendor contract reviews, and the $14,000 increase in audit fees related to our public company requirements. Our repossessed asset costs increased $18,000 primarily due to certain real estate tax adjustments.

Income Tax. We recorded immaterial amounts for income taxes for the three months ended March 31, 2015 and 2014.

Non-Performing Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	March 31, 2015	December 31, 2014
	(Dollars in thousands
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$711	$747
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total non-accrual loans	711	747

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total loans 90 days or more past due and still accruing	—	—

Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	100	100
Multi-family	344	353
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	77	95
Automobile loans	—	—
Other consumer loans	—	—

Total non-accruing troubled debt restructured loans	521	548

Total non-performing loans	1,232	1,295

Repossessed Assets:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	389	389
Construction	—	—
Land	102	102
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	2	13
Other consumer loans	—	—

Total foreclosed assets	493	504

Total non-performing assets	$1,725	$1,799

Total accruing troubled debt restructured loans	$3,146	$3,188

Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	2.08%	2.10%
Non-performing assets to total assets	1.99%	2.01%
Non-performing assets and accruing troubled debt restructurings to total assets	5.61%	5.57%

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

	Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$59,425	$714	4.84%	$69,038	$835	4.87%
Securities (1)	7,661	27	1.40	3,799	14	1.51
Other interest-earning assets	18,613	7	0.16	19,664	8	0.16

Total interest-earning assets	85,699	$748	3.51	92,501	$857	3.73
Non-interest-earning assets	2,588			3,212

Total assets	$88,287			$95,713

Liabilities and stockholders’ equity:
Savings deposits	$9,728	$4	0.15	$9,739	$3	0.15
Demand deposits	9,447	1	0.06	9,456	2	0.06
Money market deposits	13,421	5	0.15	15,894	6	0.16
Certificates of deposit	39,937	84	0.85	47,289	107	0.92

Total deposits	72,533	94	0.52	82,378	118	0.58

Non-interest-bearing deposits	4,545			2,676

Other liabilities	1,189			981

Total liabilities	78,267			86,035
Stockholders’ equity	10,020			9,678

Total liabilities and stockholders’ equity	$88,287			$95,713

Net interest income		$654			$739

Net interest rate spread			2.99%			3.15%

Net interest-earning assets	$13,166			$10,123

Net interest margin			3.07%			3.22%

Average of interest-earning assets to interest-bearing Liabilities			118.15%			112.29%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the three months ended March 31, 2015 and 2014, respectively.

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

	Three Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(113)	$(8)	$(121)
Securities	13	(1)	12
Other interest-earning assets	—	—

Total interest-earning assets	(100)	(9)	(109)

Interest-bearing liabilities:
Savings deposits	1	—	1
Demand accounts	(1)	—	(1)
Money market accounts	(1)	—	(1)
Certificates of deposit	(15)	(8)	(23)

Total deposits	(16)	(8)	(24)

Change in net interest income	$(84)	$(1)	$(85)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations. Our disclosure controls also contain certain elements of our internal controls adopted in connection with applicable accounting and regulatory guidelines. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls as of the end of the period covered by this report and found them to be effective. Our Chief Executive Officer, Chief Financial Officer, and the Audit Committee also meet on a quarterly basis.

We maintain internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

At March 31, 2015 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

31.1	Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (v) the notes to the Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: May 14, 2015	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer

Date: May 14, 2015	/s/ Glen A. Miller
Glen A. Miller
Senior Vice President and Chief Financial Officer