Form 10-Q
period 2015-06-30
Ben Franklin Financial, Inc.
filed 2015-08-13
CIK 1618798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Number of outstanding shares of common stock as of August 13, 2015: 696,339

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$1,120	$969
Interest-earning deposit accounts and federal funds sold	19,669	18,045

Cash and cash equivalents	20,789	19,014
Securities available for sale	9,589	6,636
Loans receivable, net of allowance for loan losses of $1,182 at June 30, 2015 and $1,206 at December 31, 2014	56,741	60,405
Federal Home Loan Bank stock	921	921
Premises and equipment, net	509	557
Repossessed assets, net	797	504
Accrued interest receivable	174	188
Other assets	115	1,259

Total assets	$89,635	$89,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - noninterest-bearing	$4,156	$5,983
Demand deposits - interest-bearing	10,192	9,530
Savings deposits	10,356	10,199
Money market deposits	13,389	13,680
Certificates of deposit	38,570	40,593

Total deposits	76,663	79,985
Advances from borrowers for taxes and insurance	624	682
Other liabilities	2,395	524
Common stock in ESOP subject to contingent purchase obligation	152	114

Total liabilities	79,834	81,305

Stockholders’ equity
Preferred stock, no par value; authorized 1,000,000 shares no shares issued and outstanding:
Common stock, par value $0.01 per share; authorized 20,000,000 shares issued and outstanding, net of treasury shares, at:
June 30, 2015 – 696,339 shares
December 31, 2014 – 694,574 shares (1)	7	20
Additional paid-in-capital	10,322	8,233
Treasury stock, at cost – 0 shares at June 30, 2015 and 24,318 at December 31, 2014 (1)	—	(462)
Retained earnings, substantially restricted	210	855
Unearned Employee Stock Ownership Plan (ESOP) shares	(597)	(355)
Accumulated other comprehensive income	11	2
Reclassification of ESOP shares	(152)	(114)

Total stockholders’ equity	9,801	8,179

Total liabilities and stockholders’ equity	$89,635	$89,484

1.	Share amounts for 2014 have been adjusted to reflect the completion of the Company’s conversion offering on January 22, 2015 and the exchange of the existing shares of Ben Franklin Financial, Inc. (a Federal corporation) at an exchange ratio of .3562 for each existing share.

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income
Loans	$694	790	$1,408	$1,625
Securities	33	17	59	31
Federal funds sold and interest earning deposit accounts	11	8	19	16

	738	815	1,486	1,672

Interest expense
Deposits	92	113	186	231

	92	113	186	231

Net interest income	646	702	1,300	1,441

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	646	702	1,300	1,441

Non-interest income
Service fee income	30	24	48	48
Gain (loss) on sale of repossessed assets, net	—	(9)	34	(7)
Other	8	15	20	34

	38	30	102	75

Non-interest expense
Compensation and employee benefits	488	456	982	897
Occupancy and equipment	150	147	313	297
Data processing services	77	83	167	172
Professional fees	97	85	223	168
FDIC insurance premiums	46	51	93	102
Repossessed asset expenses, net	28	142	68	164
Other	107	116	206	243

	993	1,080	2,052	2,043

Loss before income taxes	(309)	(348)	(650)	(527)

Income tax	10	(1)	(5)	(4)

Net loss	$(319)	$(347)	$(645)	$(523)

Loss per common share basic and diluted (1)	(0.49)	(0.51)	(0.98)	(0.77)

1.	Per share amounts for 2014 have been adjusted to reflect the completion of the Company’s conversion offering on January 22, 2015 and the exchange of the existing shares of Ben Franklin Financial, Inc. (a Federal corporation) at an exchange ratio of .3562 for each existing share.

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(319)	$(347)	$(645)	$(523)

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(24)	3	14	11
Tax effect	10	(1)	(5)	(4)

Net of tax	(14)	2	9	7

Comprehensive loss	$(333)	$(345)	$(636)	$(516)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015 and 2014 – (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total

Balance at January 1, 2015	$20	$8,233	$(462)	$855	$(355)	$2	$(114)	$8,179
Net loss	—	—	—	(645)	—	—	—	(645)
Other comprehensive income	—	—	—	—	—	9	—	9
Earned ESOP shares and other stock based compensation	—	(16)	—	—	31	—	—	15
Reclassification due to conversion	(13)	13	—	—	—	—	—	—
Net proceeds from common stock offering	—	2,504	—	—	—	—	—	2,504
Funds from termination of MHC	—	50	—	—	—	—	—	50
Addition to ESOP due to conversion	—	—	—	—	(273)	—	—	(273)
Retirement of treasury stock due to conversion	—	(462)	462	—	—	—	—	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(38)	(38)

Balance at June 30, 2015	$7	$10,322	$—	$210	$(597)	$11	$(152)	$9,801

Balance at January 1, 2014	$20	$8,269	$(462)	$2,271	$(406)	$4	$(79)	$9,617
Net loss	—	—	—	(523)	—	—	—	(523)
Other comprehensive income	—	—	—	—	—	7	—	7
Earned ESOP shares and other stock based compensation	—	(19)	—	—	26	—	—	7
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(8)	(8)

Balance at June 30, 2014	$20	$8,250	$(462)	$1,748	$(380)	$11	$(87)	$9,100

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(645)	$(523)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	56	59
ESOP and other stock based compensation, net	15	7
(Gain) loss on sale of repossessed assets	(34)	7
Write-down of repossessed assets	—	122
Changes in:
Deferred loan costs	(4)	16
Accrued interest receivable	14	34
Other assets	1,139	(66)
Other liabilities	(129)	(8)

Net cash from operating activities	412	(352)

Cash flows from investing activities
Principal repayments on mortgage-backed securities	61	93
Calls of securities available for sale	2,000	—
Purchase of securities available for sale	(3,000)	(2,000)
Net decrease in loans	3,317	6,433
Sales of repossessed assets	92	60
Expenditures for premises and equipment	(8)	(25)

Net cash from investing activities	2,462	4,561

Cash flows from financing activities
Net decrease in deposits	(3,322)	(3,768)
Net proceeds from common stock offering	2,231	—
Funds from termination of MHC	50	—
Net change in advances from borrowers for taxes and insurance	(58)	19

Net cash from financing activities	(1,099)	(3,749)

Net change in cash and cash equivalents	1,775	460

Cash and cash equivalents at beginning of year	19,014	19,960

Cash and cash equivalents at end of period	$20,789	$20,420

Supplemental disclosures
Interest paid	$185	$230
Transfers from loans to repossessed assets	351	67
To be settled security purchases	2,000	—

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

The stock offering closed January 22, 2015 and resulted in gross proceeds of $3.9 million, through the sale of 390,474 shares of common stock, including 27,333 purchased by the ESOP, at a price of $10.00 per share. Expenses related to the offering were approximately $1.4 million. Net proceeds of the offering were approximately $2.5 million.

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

Ben Franklin Financial, Inc. contributed $2.0 million of the net proceeds of the offering to the Bank. In addition, $273,000 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $314,000 of the net proceeds were retained by Ben Franklin Financial, Inc. The net proceeds contributed to the Bank have been invested in interest earning deposits and investment securities, and are expected to be used for funding future loan growth. The net proceeds retained by Ben Franklin Financial, Inc. were deposited with the Bank.

Note 2 – Recent Losses and Management Plans

The Company incurred net losses of $645,000 during the six months ended June 30, 2015 and $1.4 million during the year ended December 31, 2014. The losses are largely a result of our declining net interest income and increasing non-interest expense related to professional fees and repossessed asset holding costs and write-downs. Despite these losses, the Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

18.9% and 10.2% at June 30, 2015 and 15.5% and 8.7% at December 31, 2014. Due to our financial condition over the past several years, the Bank entered into a Consent Order (“Order”) with the Office of the Comptroller of the Currency (“OCC”) on December 19, 2012. The Order outlines areas of weakness that the Bank must improve related to asset quality including valuations, classifications, monitoring, concentrations, and allowance for loan losses; capital and strategic planning; liquidity management; consumer compliance; and management and board structure along with time frames for completion. The Order mandated that the Bank maintain a total risk-based capital ratio of at least 13% and a Tier 1 leverage ratio of at least 9% beginning on March 31, 2014. At June 30, 2015, the Bank was in compliance with the required minimum ratios. At December 31, 2014, prior to the completion of the Company’s stock offering, the Bank was not in compliance with the Tier 1 leverage ratio but was in compliance with the total risk based capital ratio.

Management has initiated specific plans to reduce credit risk and improve the Bank’s regulatory capital ratios including the completion of the public offering in 2015. The Company has $279,000 and $43,000 of cash at June 30, 2015 and December 31, 2014. If the Bank is unable to meet the capital requirements and other requirements of the Order, the OCC may institute other corrective measures and has enforcement powers to impose additional restrictions on the Bank’s operations, including seizure. Although management believes that it will successfully maintain the required capital ratios, there can be no assurance that they will be able to do so, nor that they will be able to comply fully with the provisions of the Order. Only the OCC has the ability to determine whether or not the provisions of the Order have been met.

Note 3 – New Accounting Standards

In May 2014 in an effort to foster additional consistency in recognizing revenue the FASB issued accounting standards update 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date. After a recent one-year deferral of the effective date, the amendments of the update are to be effective for public entities beginning with interim and annual reporting period beginning after December 31, 2017. Management does not expect the impacts of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Securities Available for Sale

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2015
U.S. government-sponsored entities	$9,000	$5	$(20)	$8,985
Residential mortgage-backed	571	33	—	604

Total	$9,571	$38	$(20)	$9,589

December 31, 2014
U.S. government-sponsored entities	$6,000	$—	$(34)	$5,966
Residential mortgage-backed	632	38	—	670

Total	$6,632	$38	$(34)	$6,636

There were no sales of securities available for sale during the six months ended June 30, 2015 or 2014. There were no securities pledged to secure any of the borrowings of the Company as of June 30, 2015 and December 31, 2014.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity as of June 30, 2015. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2015
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	7,000	6,991
Five to ten years	2,000	1,994
Residential mortgage-backed	571	604

Total	$9,571	$9,589

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

The following table summarizes securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
June 30. 2015
U.S. government sponsored entities	$2,990	$(10)	$990	$(10)	$3,980	$(20)

December 31, 2014
U.S. government sponsored entities	$3,985	$(15)	$981	$(19)	$4,966	$(34)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2015 and December 31, 2014, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

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

Note 5 – Loans

The following table sets forth the composition of our loan portfolio by segment and class, at the dates indicated.

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Secured by one- to four- family	$30,859	53.25%	$31,430	50.98%
Secured by multi-family	7,740	13.35	9,834	15.95
Secured by commercial real estate	11,400	19.67	10,324	16.75
Secured by construction	210	0.36	260	0.42
Secured by land	203	0.35	213	0.35

Total first mortgage loans	50,412	86.98	52,061	84.45

Commercial, consumer and other loans:
Home equity lines-of-credit	5,827	10.05	7,360	11.94
Commercial business loans	630	1.09	826	1.34
Automobile loans	1,089	1.88	1,401	2.27
Other consumer loans	—	0.00	2	0.00

Total commercial, consumer and other loans	7,546	13.02	9,589	15.55

Gross loans	57,958	100.00	61,650	100.00

Premiums and net deferred loan costs	(35)		(39)
Allowance for loan losses	(1,182)		(1,206)

Total loans, net	$56,741		$60,405

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the three and six months ended June 30, 2015 and 2014.

	First Mortgages					Commercial, Consumer and Other
	(Dollars in thousands)
	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the three months ended June 30, 2015
Allowance for loan losses
Beginning balance	$370	$340	$288	$6	$14	$92	$7	$62	$—	$1,179
Provision for loan losses	92	(155)	87	—	(10)	(6)	—	(8)	—	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	3	—	—	—	—	3

Total ending allowance balance June 30, 2015	$462	$185	$375	$6	$7	$86	$7	$54	$—	$1,182

For the three months ended June 30, 2014
Allowance for loan losses
Beginning balance	$671	$246	$257	$7	$—	$137	$21	$111	$—	$1,450
Provision for loan losses	(59)	(60)	16	—	(1)	(17)	146	(25)	—	—
Loans charged-off	(3)	—	—	—	—	—	(166)	—	—	(169)
Recoveries	—	—	—	—	1	—	10	2	—	13

Total ending allowance balance June 30, 2014	$609	$186	$273	$7	$—	$120	$11	$88	$—	$1,294

For the six months ended June 30, 2015
Allowance for loan losses
Beginning balance	$392	$354	$277	$6	$7	$96	$8	$66	$—	$1,206
Provision for loan losses	70	(141)	98	—	(4)	(10)	(1)	(11)	(1)	—
Loans charged-off	—	(28)	—	—	—	—	—	(1)	—	(29)
Recoveries	—	—	—	—	4	—	—	—	1	5

Total ending allowance balance June 30, 2015	$462	$185	$375	$6	$7	$86	$7	$54	$—	$1,182

For the six months ended June 30, 2014
Allowance for loan losses
Beginning balance	$589	$252	$300	$7	$—	$78	$20	$56	$—	$1,302
Provision for loan losses	23	(66)	(213)	6	(1)	60	147	44	—	—
Loans charged-off	(3)	—	—	(6)	—	(18)	(166)	(16)	—	(209)
Recoveries	—	—	186	—	1	—	10	4	—	201

Total ending allowance balance June 30, 2014	$609	$186	$273	$7	$—	$120	$11	$88	$—	$1,294

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impaired method at the dates indicated. The recorded investment in loans excludes accrued interest and loan origination fees due to immateriality.

	Loan Balance			Allowance
	(Dollars in thousands)
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
June 30, 2015

One-to-four-family	$1,963	$28,896	$30,859	$134	$328	$462
Multi-family	1,365	6,375	7,740	64	121	185
Commercial real estate	—	11,400	11,400	—	375	375
Land	—	203	203	—	6	6
Construction	—	210	210	—	7	7
Home equity lines of credit	—	5,827	5,827	—	86	86
Commercial	59	571	630	—	7	7
Automobile	—	1,089	1,089	—	54	54
Other consumer	—	—	—	—	—	—

Total	$3,387	$54,571	$57,958	$198	$984	$1,182

December 31, 2014

One-to-four-family	$1,403	$30,027	$31,430	$78	$314	$392
Multi-family	2,985	6,849	9,834	247	107	354
Commercial real estate	—	10,324	10,324	—	277	277
Land	—	213	213	—	6	6
Construction	—	260	260	—	7	7
Home equity lines of credit	—	7,360	7,360	—	96	96
Commercial	95	731	826	—	8	8
Automobile	—	1,401	1,401	—	66	66
Other consumer	—	2	2	—	—	—

Total	$4,483	$57,167	$61,650	$325	$881	$1,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information related to loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2015 and 2014 and as of and for the year ended December 31, 2014

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
	(Dollars in thousands)

June 30, 2015
With no related allowance recorded
One-to-four-family	$541	$405	$—	$754	$—	$—
Multi-family	798	623	—	1,683	40	40
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	262	59	—	74	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	1,601	1,087	—	2,511	40	40

With an allowance recorded
One-to-four-family	1,558	1,558	134	720	13	13
Multi-family	742	742	64	747	19	19
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	2,300	2,300	198	1,467	32	32

Total	$3,901	$3,387	$198	$3,978	$72	$72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
	(Dollars in thousands)

June 30, 2014
With no related allowance recorded
One-to-four-family	$889	$514	$—	$520	$—	$—
Multi-family	2,841	2,489	—	2,514	34	34
Commercial real estate	—	—	—	198	1	1
Land	131	102	—	102	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	379	176	—	209	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	4,240	3,281	—	3,543	35	35

With an allowance recorded
One-to-four-family	562	562	107	566	13	13
Multi-family	768	768	67	771	20	20
Commercial real estate	—	—	—	142	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	1,330	1,330	174	1,479	33	33

Total	$5,570	$4,611	$174	$5,022	$68	$68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
	(Dollars in thousands)

December 31, 2014
With no related allowance recorded
One-to-four-family	$1,011	$543	$—	$541	$—	$—
Multi-family	811	636	—	889	14	14
Commercial real estate	—	—	—	99	—	—
Land	—	—	—	68	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	339	95	—	178	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—		—

Total with no related allowance recorded	2,161	1,274	—	1,775	14	14

With an allowance recorded
One-to-four-family	860	860	78	588	27	27
Multi-family	2,349	2,349	247	2,369	103	103
Commercial real estate	—	—	—	71	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	3,209	3,209	325	3,028	130	130

Total	$5,370	$4,483	$325	$4,803	$144	$144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at the dates indicated by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
	(Dollars in thousands)
June 30, 2015

One-to-four-family	$—	$—	$—	$1,414	$29,445	$30,859
Multi-family	—	—	—	—	7,740	7,740
Commercial real estate	—	—	—	—	11,400	11,400
Land	—	—	—	—	203	203
Construction	—	—	—	—	210	210
Home equity line of credit	—	—	—	—	5,827	5,827
Commercial	—	—	—	59	571	630
Automobile	—	—	—	—	1,089	1,089
Other consumer	—	—	—	—	—	—

Total	$—	$—	$—	$1,473	$56,485	$57,958

December 31, 2014

One-to-four-family	$—	$—	$—	$847	$30,583	$31,430
Multi-family	—	—	—	353	9,481	9,834
Commercial real estate	—	—	—	—	10,324	10,324
Land	—	—	—	—	213	213
Construction	—	—	—	—	260	260
Home equity line of credit	—	—	—	—	7,360	7,360
Commercial	—	—	—	95	731	826
Automobile	—	—	—	—	1,401	1,401
Other consumer	—	—	—	—	2	2

Total	$—	$—	$—	$1,295	$60,355	$61,650

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

	Pass	Substandard	Doubtful	Total
		(Dollars in thousands)
June 30, 2015

One-to-four-family	$29,445	$1,414	$—	$30,859
Multi-family	7,740	—	—	7,740
Commercial real estate	11,400	—	—	11,400
Land	203	—	—	203
Construction	210	—	—	210
Home equity lines of credit	5,827	—	—	5,827
Commercial	571	59	—	630
Automobile	1,089	—	—	1,089
Other consumer	—	—	—	—

Total	$56,485	$1,473	$—	$57,958

December 31, 2014

One-to-four-family	$30,583	$847	$—	$31,430
Multi-family	9,481	353	—	9,834
Commercial real estate	10,324	—	—	10,324
Land	213	—	—	213
Construction	260	—	—	260
Home equity lines of credit	7,360	—	—	7,360
Commercial	731	95	—	826
Automobile	1,401	—	—	1,401
Other consumer	2	—	—	2

Total	$60,355	$1,295	$—	$61,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Troubled Debt Restructurings (Dollars in thousands)

Our troubled debt restructurings totaled $2,073 at June 30, 2015 and $3,736 at December 31, 2014. There was one loan totaling $1,561 that paid off during the six months ended June 30, 2015 which resulted in a $28 charge-off. There were no loans modified as troubled debt restructurings during the six months ended June 30, 2015 or the year ended December 31, 2014.

There were two loans modified as troubled debt restructurings but paying as agreed under the terms of the modification with a balance of $159 as of June 30, 2015, which are being reported as nonaccrual. There were three loans modified as troubled debt restructurings with a balance of $548 which are being reported as nonaccrual as of December 31, 2014, two of which totaling $448 are paying as agreed under the terms of the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans with payments in default during the six months ended June 30, 2015. During the year ended December 31, 2014 one loan totaling $231, secured by a multi-family building, had payments in default and subsequently paid off resulting in a $60 recovery.

The Company has allocated $107 to specific reserves on $1,291 of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015. At December 31, 2014, the Company has allocated $293 to specific reserves on $2,904 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of June 30, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

Note 6 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss) (Dollars in thousands)	$(319)	$(347)	$(645)	$(523)
Weighted average common shares outstanding (1)	657,465	680,800	660,401	680,536
Basic and diluted income (loss) per share (1)	$(0.49)	$(0.51)	$(0.98)	$(0.77)

1.	Share and per share amounts for 2014 have been adjusted to reflect the completion of the Company’s conversion offering on January 22, 2015 and the exchange of the existing shares of Ben Franklin Financial, Inc. (a Federal corporation) at an exchange ratio of .3562 for each existing share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities Available for Sale: The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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
		(Dollars in thousands)

June 30, 2015
Assets
Securities available for sale
U.S. government-sponsored entities	$8,985	$—	$8,985	$—
Residential mortgaged-backed	604	—	604	—

	$9,589	$—	$9,589	$—

December 31, 2014
Assets
Securities available for sale
U.S. government-sponsored entities	$5,966	$—	$5,966	$—
Residential mortgaged-backed	670	—	670	—

	$6,636	$—	$6,636	$—

There were no transfers between Level 1, Level 2, and Level 3 during the six-months ended June 30, 2015 or the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)

June 30, 2015
Assets
Impaired loans
Multi-family	$677	$—	$—	$677

Total impaired loans	$677	$—	$—	$677

Repossessed assets
Commercial real estate	$389	$—	$—	$389
Land	102	—	—	102

Total repossessed assets	$491	$—	$—	$491

December 31, 2014
Assets
Impaired loans
One-to-four-family	$272	$—	$—	$272
Multi-family	2,102	—	—	2,102

Total impaired loans	$2,374	$—	$—	$2,374

Repossessed assets
Commercial real estate	$389	$—	$—	$389
Land	102	—	—	102
Automobile	13	—	—	13

Total repossessed assets	$504	$—	$—	$504

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $742,000 with a $65,000 valuation allowance at June 30, 2015. The impaired loans resulted in no provision for loan loss for the six months ended June 30, 2015. At December 31, 2014, impaired loans had an aggregate balance of $2,653,000 with a $279,000 valuation allowance. The impaired loans resulted in no provision for loan loss for the six months ended June 30, 2014.

Repossessed assets, consisting of other real estate owned, repossessed automobiles, and other repossessed assets are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $491,000 at June 30, 2015 consisting of the cost basis of $644,000 and a valuation allowance of $153,000. Repossessed assets were carried at $504,000 at December 31, 2014, consisting of the cost basis of $657,000 and a valuation allowance of $153,000. There were no write-downs on repossessed assets for the six months ended June 30, 2015. There was $122,000 of write-downs for the three and six months ended June 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

June 30, 2015
(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
Multi-family	$677	Sales comparison approach	Adjustment for differences between the comparable sales	(11.6%) – 20.7%

Other real estate owned
Commercial real estate	$389	Sales comparison approach	Adjustment for differences between the comparable sales	(1.2%) – (21.7%)
Land	$102	Sales comparison approach	Adjustment for differences between the comparable sales	(48.2%) – 4.5%

December 31, 2014
(Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$272	Sales comparison approach	Adjustment for differences between the comparable sales	(18.9%) - 15.0%
Multi-family	$2,102	Sales comparison approach	Adjustment for differences between the comparable sales	(11.6%) – 20.7%

Other real estate owned
Commercial real estate	$389	Sales comparison approach	Adjustment for differences between the comparable sales	(1.2%) – (21.7%)
Land	$102	Sales comparison approach	Adjustment for differences between the comparable sales	(48.2%) – 4.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at June 30, 2015 (Unaudited) Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$20,789	$20,789	$—	$—	$20,789
Securities available-for-sale	9,589	—	9,589	—	9,589
Loans receivable, net	56,741	—	—	56,925	56,925
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	174	—	20	154	174

Financial liabilities
Demand, money market, and savings	$38,093	$38,093	$—	$—	$38,093
Certificates of deposits	38,570	—	38,621	—	38,621
Advances by borrowers for taxes and insurance	624	624	—	—	624
Accrued interest payable	1	—	1	—	1

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$19,014	$19,014	$—	$—	$19,014
Securities available-for-sale	6,636	—	6,636	—	6,636
Loans receivable, net	60,405	—	—	61,858	61,858
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	188	—	15	173	188

Financial liabilities
Demand, money market, and savings	$39,392	$39,392	$—	$—	$39,392
Certificates of deposits	40,593	—	40,566	—	40,566
Advances by borrowers for taxes and insurance	682	682	—	—	682
Accrued interest payable	—	—	—	—	—

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

On December 19, 2012, the Bank entered into the Order with the OCC, which, among other things, included a requirement to maintain a total risk-based capital ratio of at least 13% and a minimum Tier 1 leverage capital ratio of at least 9% beginning on March 31, 2014. As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at June 30, 2015 and December 31, 2014. Although the Bank’s capital levels at June 30, 2015 were above the levels required to be considered “well capitalized” under federal bank regulatory agency definitions, the Bank cannot be consider “well capitalized” as long as it remains under the Order. During 2014, the Bank met the risk-based capital requirement but did not meet the Tier 1 capital requirement. With the completion of the conversion and stock offering on January 22, 2015, the Company did meet the capital requirement of the Order at June 30, 2015. The minimum capital ratios set forth in the Order may be increased and other minimum capital requirements may be established to comply with the Basel III requirements now applicable to the Bank.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required By the Current Order (effective March 31, 2013)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2015
Total capital (to risk-weighted assets)	$9,588	18.9%	$4,029	8.0%	$6,548	13.0%
Common equity Tier 1 capital (to risk-weighted assets)	8,952	17.6	2,267	4.5	N/A	N/A
Tier 1 capital (to risk-weighted assets)	8,952	17.6	3,022	6.0	N/A	N/A
Tier 1 capital (to average total assets)	8,952	10.2	2,511	4.0	7,900	9.0

December 31, 2014
Total capital (to risk-weighted assets)	$8,510	15.5%	$4,387	8.0%	$7,129	13.0%
Tier 1 (core) capital (to risk-weighted assets)	7,818	14.3	2,193	4.0	N/A	N/A
Tier 1 (core) capital (to adjusted total assets)	7,818	8.7	3,580	4.0	8,054	9.0

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

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, home equity lines-of-credit, commercial real estate loans, multi-family real estate loans, commercial business loans, construction and land loans, and other loans. We also invest in mortgage-backed and other securities. Our revenues are derived principally from the interest on loans and securities, fees for loan origination services, loan fees, and fees levied on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Assets. Total assets at June 30, 2015 were $89.6 million compared to $89.5 million at December 31, 2014, a increase of $100,000 or 0.2%. This increase was primarily due to the $3.7 million decrease in the balance of our loan portfolio and the $1.1 million decrease in our other assets, partially offset by the $1.8 million increase in the balance of our cash and cash equivalents and the $3.0 million increase in our securities available for sale.

During the first six months of 2015, our home equity line-of-credit portfolio decreased $1.5 million, our multi-family loan portfolio decreased $2.1 million, and our one- to- four family residential loan portfolio decreased

$571,000. These decreases were partially offset by the $1.1 million increase in our commercial loan portfolio. The net decrease in the portfolio balance was primarily due to the repayments from existing loans exceeding the $4.2 million of new loans originated and the $625,000 of new equity line-of-credit commitments during the first six months of 2015.

At June 30, 2015 our allowance for loan losses was $1.2 million or 2.04% of total loans compared to $1.2 million or 1.96% of total loans at December 31, 2014. Our allowance reflected $29,000 of loans charged-off during the first six months of 2015 partially offset by $5,000 of recoveries. Our non-accrual loans, which also represents our total loans classified as substandard or doubtful, increased to $1.5 million or 2.54% of total loans at June 30, 2015 compared to $1.3 million or 2.10% of total loans at December 31, 2014. During the first six months of 2015, one loan totaling $1.0 million was placed in non-accrual status, two loans totaling $340,000 were transferred to other real estate owned, and two loans totaling $440,000 were upgraded to accrual status. Our loans classified as troubled debt restructurings (TDR) totaled $2.1 million at June 30, 2015 of which $1.9 million were accruing compared to $3.7 million of TDRs at December 31, 2014 of which $3.2 million were accruing. The decrease in the balance of our TDR’s was the result of the discounted payoff of one loan totaling $1.6 million which resulted in a $28,000 charge-off.

Our securities portfolio increased $3.0 million or 44.5% to $9.6 million at June 30, 2015 compared to $6.6 million at December 31, 2014. The increase was primarily due to the purchase of $5.0 million of callable government sponsored entities notes to increase interest income earned on our excess liquidity until loan origination volume begins to increase. The increase was partially offset by the call of $2.0 million of government sponsored entities notes and the repayments on mortgage-backed securities. Three of the notes purchased were for $1.0 million each, have rates of 1.25%, 1.40% and 1.70% and anticipated terms of 3.0 years, 3.5 years, and 4.0 years, respectively. Two $1.0 million notes purchased have periodic rate increases with initial rates of 1.00% and maturity of 4.5 years and 5.0 years. All five are callable. Two of the $1.0 million notes were purchased prior to June 30, 2015 but did not settle until July 2015. These securities have been recorded at June 30, 2015 and a corresponding payable for the settlement of these securities has been recorded in other liabilities. Our cash and cash equivalents increased $1.8 million to $20.8 million at June 30, 2015.

Our repossessed assets increased $293,000 during the first six months of 2015 primarily due to the transfer of two residential loans totaling $340,000 and two automobile loans totaling $11,000 into repossessed assets. These transfers were partially offset by the sale of three automobiles with a recorded value of $24,000 and the sale of a $34,000 residential loan. The sales of repossessed assets resulted in a net gain of $34,000 for the six months ended June 30, 2015.

Our other assets decreased $1.1 million primarily due to $812,000 of deferred costs incurred related to the stock offering of the Company that were netted against the proceeds received from the offering which closed January 22, 2015.

Liabilities. Our total liabilities decreased $1.5 million or 1.8% to $79.8 million at June 30, 2015. Our deposits decreased by $3.3 million or 4.2% to $76.7 million at June 30, 2015 compared to $80.0 million at December 31, 2014, primarily due to the $1.2 million or 7.5% decrease in our demand deposit accounts to $14.3 million, and the $2.0 million or 5.0% decrease in our certificate of deposit accounts to $38.6 million at June 30, 2015. The decrease in our demand deposits was primarily due to the $2.9 million of funds held for the subscription stock offering at December 31, 2014 being applied to capital at the closing. Other liabilities increased $1.9 million to $2.4 million at June 30, 2015 as a result of two $1.0 million notes that were purchased prior to June 30, 2015 but did not settle until July 2015. These securities have been recorded at June 30, 2015 and a corresponding payable for the settlement of these securities has been recorded in other liabilities.

Stockholders’ Equity. Total stockholders’ equity at June 30, 2015 was $9.8 million, an increase of $1.6 million or 19.8% from December 31, 2014. The increase resulted primarily from the $2.5 million of net proceeds from the stock offering partially offset by the net loss of $645,000 for the six months ended June 30, 2015 and the $273,000 for the new ESOP shares.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. For the three months ended June 30, 2015 our net loss was $319,000 compared to a net loss of $347,000 for the three months ended June 30, 2014. The decrease in our net loss was primarily due to the decreases in our non-interest expenses, partially offset by the decrease in our net interest income as interest income declined from the decline in our loan portfolio balance.

Interest Income. Interest income was $738,000 for the three months ended June 30, 2015, $77,000, or 9.5%, less than the prior year period. Interest income from loans decreased $96,000 or 12.2% to $694,000 for the three months ended June 30, 2015 primarily due to the $8.6 million decrease in the average balance of our loan portfolio to $57.0 million for the three months ended June 30, 2015 compared to $65.6 million for the prior year period. The decrease in the average balance of our loan portfolio included the $3.3 million decrease in our multi-family and commercial real estate loans, the $3.6 million decrease in our home equity line-of-credit loans, the $823,000 decrease in our consumer loans, and the $782,000 decrease in our commercial business loans. The decrease in the average balance of our loan portfolio was due to repayments, pay-offs, and transfers of loans to repossessed assets that exceeded our origination volume for loans. The average yield on loans for the three months ended June 30, 2015 was 4.88% compared to 4.85% in the prior year period.

Interest income from securities was $33,000 for the three months ended June 30, 2015 compared to $17,000 for the prior year period. The average balance of our securities portfolio was $9.5 million for the three months ended June 30, 2015 compared to $4.2 million the prior year period primarily due to the purchase of $6.0 million of government sponsored entity notes since June 30, 2014 partially offset by calls of $2.0 million of notes and the repayments on mortgage-backed securities. The average yield on securities for the three months ended June 30, 2015 was 1.38% compared to 1.58% for the prior year period due to the call of higher yielding securities and the purchase of lower yielding adjustable rate securities.

Interest Expense. Interest expense for the three months ended June 30, 2015 was $92,000, a decrease of $21,000 or 18.6% from the prior year period due to the decrease in interest expense on deposits. The average cost of deposits decreased to 0.51% for the three months ended June 30, 2015 compared to 0.57% for the prior year period as the average cost of our certificate of deposit accounts decreased to 0.84% for the three months ended June 30, 2015 compared to 0.91% for the prior year period due to the general low market interest rates. The average balance of our certificate of deposit accounts decreased $6.7 million to $39.1 million and the average balance of our money market accounts decreased $1.7 million for the three months ended June 30, 2015. These decreases were partially offset by the $823,000 increase in the average balance of our checking accounts. We have not aggressively priced our certificate of deposit accounts to stabilize the decline, given our high level of liquidity and low loan origination volume.

Net Interest Income. Net interest income for the three months ended June 30, 2015 was $646,000 compared to $702,000 for the three months ended June 30 2014. For the three months ended June 30, 2015, the average yield on interest-earning assets was 3.47% and the average cost of interest-bearing liabilities was 0.51% compared to 3.63% and 0.57%, respectively, for the three months ended June 30, 2014. The decrease in the average yield of our interest earning assets was primarily due to the decline in the average balance of our loan portfolio due to the payoff of higher yielding loans and the increase in the balance of our lower yielding securities portfolio. These changes resulted in a decrease in our net interest rate spread and net interest margin to 2.96% and 3.03% respectively for the three months ended June 30, 2015 compared to a net interest rate spread of 3.06% and net interest margin of 3.12% for the prior year period.

Provision for Loan Losses. We had no provision for loan losses for the three months ended June 30, 2015 and 2014. At June 30, 2015, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the three months ended June 30, 2015, non-interest income was $38,000 compared to $30,000 for the three months ended June 30, 2014 primarily due to the $11,000 increase in fees for loans origination for other institutions, partially offset by the $5,000 decrease in rental income from our repossessed assets

Non-interest Expense. For the three months ended June 30, 2015, our non-interest expense totaled $993,000 compared to $1.1 million for the three months ended June 30, 2014, a decrease of $87,000 or 8.1%. Our repossessed asset costs decreased $114,000 or 80.2% primarily due to the $122,000 of write-downs for the three months ended June 30, 2014. Our employee compensation and benefit costs increased $32,000 primarily due to the increase staff.

Income Tax. We recorded immaterial amounts for income taxes for the three months ended June 30, 2015 and 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. For the six months ended June 30, 2015 our net loss was $645,000 compared to a net loss of $523,000 for the six months ended June 30, 2014. The increase in our net loss was primarily due to the decreases in our net interest income and an increase in our non-interest expenses, partially offset by the increase in our non-interest income.

Interest Income. Interest income was $1.5 million for the six months ended June 30, 2015, $186,000, or 11.1%, less than the prior year period. Interest income from loans decreased $217,000 or 13.4% to $1.4 million for the six months ended June 30, 2015 primarily due to the $9.1 million decrease in the average balance of our loan portfolio to $58.2 million for the six months ended June 30, 2015 compared to $67.3 million for the prior year period. The decrease in the average balance of our loan portfolio included the $3.3 million decrease in our multi-family and commercial real estate loans, the $4.0 million decrease in our home equity line-of-credit loans, the $920,000 decrease in our consumer loans, and the $845,000 decrease in our commercial business loans. The decrease in the average balance of our loan portfolio was due to repayments, pay-offs, and transfers of loans to repossessed assets that exceeded our origination volume for loans. The average yield on loans for the six months ended June 30, 2015 was 4.86% compared to 4.85% in the prior year period.

Interest income from securities was $59,000 for the six months ended June 30, 2015 compared to $31,000 for the prior year period. The average balance of our securities portfolio was $8.6 million for the six months ended June 30, 2015 compared to $4.0 million the prior year period primarily due to the purchase of $6.0 million of government sponsored entity notes since June 30, 2014 partially offset by calls of $2.0 million of notes and the repayments on mortgage-backed securities. The average yield on securities for the six months ended June 30, 2015 was 1.38% compared to 1.55% for the prior year period due to the call of higher yielding securities and purchase of lower yielding adjustable rate securities.

Interest Expense. Interest expense for the six months ended June 30, 2015 was $186,000, a decrease of $45,000 or 19.5% from the prior year period due to the decrease in interest expense on deposits. The average cost of deposits decreased to 0.52% for the six months ended June 30, 2015 compared to 0.57% for the prior year period as the average cost of our certificate of deposit accounts decreased to 0.85% for the six months ended June 30, 2015 compared to 0.91% for the prior year period due to the general low market interest rates. The average balance of our certificate of deposit accounts decreased $7.0 million to $39.5 million and the average balance of our money market accounts decreased $2.1 million to $13.4 million for the six months ended June 30, 2015. These decreases were partially offset by the $409,000 increase in the average balance of our checking accounts. We have not aggressively priced our certificate of deposit accounts to stabilize the decline, given our high level of liquidity and low loan origination volume.

Net Interest Income. Net interest income for the six months ended June 30, 2015 was $1.3 million compared to $1.4 million for the prior year period. For the six months ended June 30, 2015, the average yield on interest-earning assets was 3.49% and the average cost of interest-bearing liabilities was 0.52% compared to 3.67% and 0.57%, respectively, for the six months ended June 30, 2014. The decrease in the average yield of our interest earning assets was primarily due to the decline in the average balance of our loan portfolio due to the payoff of higher yielding loans and the increase in the balance of our lower yielding securities portfolio. These changes resulted in a decrease in our net interest rate spread and net interest margin to 2.97% and 3.05% respectively for the first six months of 2015 compared to a net interest rate spread of 3.10% and net interest margin of 3.16% for the prior year period.

Provision for Loan Losses. We had no provision for loan losses for the six months ended June 30, 2015 and 2014. At June 30, 2015, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the six months ended June 30, 2015, non-interest income was $102,000 compared to $75,000 for the six months ended June 30, 2014 primarily due to the $34,000 net gain on the sale of repossessed assets for the six months ended June 30, 2015 compared to the $7,000 net loss for the prior year period. Rental income from other repossessed assets decreased $10,000 and other loan related fees decreased $13,000 for the first six months of 2015 compared to the prior year period. These decreases were partially offset by the $11,000 increase in fees for loans origination for other institutions.

Non-interest Expense. For the six months ended June 30, 2015, our non-interest expense totaled $2.1 million relatively unchanged from the six months ended June 30, 2014. Our compensation and employee benefit costs increased $85,000 or 9.5% primarily due to the increase in staff and the cost of health insurance, and ESOP cost due the additional shares related to the stock offering. Professional fees increased $55,000 primarily due to the $23,000 increase in consulting fees, due to the one time consulting fees related to vendor contract reviews, and the $22,000 increase in audit fees related to our public company requirements. Our repossessed asset costs decreased $96,000 primarily due to the $122,000 of write-downs for the six months ended June 30, 2014. Other expenses decreased $37,000 primarily due to one-time costs to review our loan portfolio incurred for the six months ended June 30, 2014.

Income Tax. We recorded immaterial amounts for income taxes for the three months ended June 30, 2015 and 2014.

Non-Performing Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	June 30, 2015	December 31, 2014
	(Dollars in thousands
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$1,314	$747
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total non-accrual loans	1,314	747

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total loans 90 days or more past due and still accruing	—	—

Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	100	100
Multi-family	—	353
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	59	95
Automobile loans	—	—
Other consumer loans	—	—

Total non-accruing troubled debt restructured loans	159	548

Total non-performing loans	1,473	1,295

Repossessed Assets:
Real estate loans:
One- to four-family residential	306	—
Multi-family	—	—
Commercial	389	389
Construction	—	—
Land	102	102
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	13
Other consumer loans	—	—

Total foreclosed assets	797	504

Total non-performing assets	$2,270	$1,799

Total accruing troubled debt restructured loans	$1,914	$3,188

Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	2.54%	2.10%
Non-performing assets to total assets	2.53%	2.01%
Non-performing assets and accruing troubled debt restructurings to total assets	4.67%	5.57%

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

	Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
Loans	$57,021	$694	4.88%	$65,646	$790	4.85%
Securities (1)	9,453	33	1.38	4,173	17	1.58
Other interest-earning assets	18,795	11	0.25	20,710	8	0.17

Total interest-earning assets	85,269	$738	3.47	90,529	$815	3.63
Non-interest-earning assets	2,515			3,150

Total assets	$87,784			$93,679

Liabilities and stockholders’ equity:
Savings deposits	$9,770	$3	0.15	$10,021	$3	0.15
Demand deposits	10,282	2	0.08	9,459	2	0.06
Money market deposits	13,370	5	0.15	15,025	6	0.15
Certificates of deposit	39,108	82	0.84	45,844	102	0.91

Total deposits	72,530	92	0.51	80,349	113	0.57

Non-interest-bearing deposits	4,038			2,975
Other liabilities	1,047			897

Total liabilities	77,615			84,221
Stockholders’ equity	10,169			9,458

Total liabilities and stockholders’ equity	$87,784			$93,679

Net interest income		$646			$702

Net interest rate spread			2.96%			3.06%

Net interest-earning assets	$12,739			$10,180

Net interest margin			3.03%			3.12%

Average of interest-earning assets to interest-bearing Liabilities			117.56%			112.67%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the three months ended June 30, 2015 and 2014, respectively.

	Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
Loans	$58,216	$1,408	4.86%	$67,332	$1,625	4.85%
Securities (1)	8,562	59	1.38	3,987	31	1.55
Other interest-earning assets	18,705	19	0.20	20,190	16	0.16

Total interest-earning assets	85,483	$1,486	3.49	91,509	$1,672	3.67
Non-interest-earning assets	2,548			3,181

Total assets	$88,031			$94,690

Liabilities and stockholders’ equity:
Savings deposits	$9,749	$7	0.15	$9,881	$7	0.15
Demand deposits	9,867	3	0.07	9,458	3	0.06
Money market deposits	13,395	10	0.15	15,457	12	0.15
Certificates of deposit	39,520	166	0.85	46,562	209	0.91

Total deposits	72,531	186	0.52	81,358	231	0.57

Non-interest-bearing deposits	4,290			2,826
Other liabilities	1,114			939

Total liabilities	77,935			85,123
Stockholders’ equity	10,096			9,567

Total liabilities and stockholders’ equity	$88,031			$94,690

Net interest income		$1,300			$1,441

Net interest rate spread			2.97%			3.10%

Net interest-earning assets	$12,952			$10,151

Net interest margin			3.05%			3.16%

Average of interest-earning assets to interest-bearing Liabilities			117.86%			112.48%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the six months ended June 30, 2015 and 2014, respectively

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

	Three Months Ended June 30, 2015 vs. 2014			Six Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$(101)	$5	$(96)	$(219)	$2	$(217)
Securities	18	(2)	16	32	(4)	28
Other interest-earning assets	(1)	4	3	(1)	4	3

Total interest-earning assets	(84)	7	(77)	(188)	2	(186)

Interest-bearing liabilities:
Savings deposits	—	—	—	—	—	—
Demand accounts	—	—	—	—	—	—
Money market accounts	(1)	—	(1)	(2)	—	(2)
Certificates of deposit	(13)	(7)	(20)	(30)	(13)	(43)

Total deposits	(14)	(7)	(21)	(32)	(13)	(45)

Change in net interest income	$(70)	$14	$(56)	$(156)	$15	$(141)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures

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

At June 30, 2015 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (v) the notes to the Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: August 13, 2015	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer

Date: August 13, 2015	/s/ Glen A. Miller
Glen A. Miller
Senior Vice President and Chief Financial Officer