Form 10-Q
period 2015-09-30
Ben Franklin Financial, Inc.
filed 2015-11-13
CIK 1618798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

Number of outstanding shares of common stock as of November 13, 2015: 696,339

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$1,028	$969
Interest-earning deposit accounts and federal funds sold	16,023	18,045

Cash and cash equivalents	17,051	19,014
Securities available for sale	9,588	6,636
Loans receivable, net of allowance for loan losses of $967 at September 30, 2015 and $1,206 at December 31, 2014	56,300	60,405
Federal Home Loan Bank stock	921	921
Premises and equipment, net	491	557
Repossessed assets, net	476	504
Accrued interest receivable	188	188
Other assets	142	1,259

Total assets	$85,157	$89,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - noninterest-bearing	$4,013	$5,983
Demand deposits - interest-bearing	9,621	9,530
Savings deposits	10,531	10,199
Money market deposits	13,294	13,680
Certificates of deposit	37,230	40,593

Total deposits	74,689	79,985
Advances from borrowers for taxes and insurance	289	682
Other liabilities	343	524
Common stock in ESOP subject to contingent purchase obligation	161	114

Total liabilities	75,482	81,305

Stockholders’ equity
Preferred stock, no par value; authorized 1,000,000 shares no shares issued and outstanding:
Common stock, par value $0.01 per share; authorized 20,000,000 shares issued and outstanding, net of treasury shares, at:
September 30, 2015 – 696,339 shares
December 31, 2014 – 694,574 shares (1)	7	20
Additional paid-in-capital	10,315	8,233
Treasury stock, at cost – 0 shares at September 30, 2015 and 24,318 at December 31, 2014 (1)	—	(462)
Retained earnings, substantially restricted	68	855
Unearned Employee Stock Ownership Plan (ESOP) shares	(580)	(355)
Accumulated other comprehensive income	26	2
Reclassification of ESOP shares	(161)	(114)

Total stockholders’ equity	9,675	8,179

Total liabilities and stockholders’ equity	$85,157	$89,484

1.	Share amounts for 2014 have been adjusted to reflect the completion of the Company’s conversion offering on January 22, 2015 and the exchange of the existing shares of Ben Franklin Financial, Inc. (a Federal corporation) at an exchange ratio of .3562 for each existing share.

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Loans	$708	767	$2,116	$2,392
Securities	36	21	95	52
Federal funds sold and interest earning deposit accounts	16	7	35	23

	760	795	2,246	2,467

Interest expense
Deposits	92	105	278	336

	92	105	278	336

Net interest income	668	690	1,968	2,131

Provision for loan losses	55	—	55	—

Net interest income after provision for loan losses	613	690	1,913	2,131

Non-interest income
Service fee income	38	21	86	69
Gain (loss) on sale of repossessed assets, net	141	(47)	175	(54)
Other	9	12	29	46

	188	(14)	290	61

Non-interest expense
Compensation and employee benefits	478	489	1,460	1,386
Occupancy and equipment	160	153	473	450
Data processing services	78	86	245	258
Professional fees	104	87	327	255
FDIC insurance premiums	46	47	139	149
Repossessed asset expenses, net	3	96	71	260
Other	84	96	290	340

	953	1,054	3,005	3,098

Loss before income taxes	(152)	(378)	(802)	(906)

Income tax	(10)	6	(15)	1

Net loss	$(142)	$(384)	$(787)	$(907)

Loss per common share basic and diluted (1)	(0.22)	(0.56)	(1.19)	(1.33)

1.	Per share amounts for 2014 have been adjusted to reflect the completion of the Company’s conversion offering on January 22, 2015 and the exchange of the existing shares of Ben Franklin Financial, Inc. (a Federal corporation) at an exchange ratio of .3562 for each existing share.

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(142)	$(384)	$(787)	$(907)

Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	25	(15)	39	(4)
Tax effect	(10)	6	(15)	2

Net of tax	15	(9)	24	(2)

Comprehensive loss	$(127)	$(393)	$(763)	$(909)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015 and 2014 – (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total

Balance at January 1, 2015	$20	$8,233	$(462)	$855	$(355)	$2	$(114)	$8,179
Net loss	—	—	—	(787)	—	—	—	(787)
Other comprehensive income	—	—	—	—	—	24	—	24
Earned ESOP shares and other stock based compensation	—	(23)	—	—	48	—	—	25
Reclassification due to conversion	(13)	13	—	—	—	—	—	—
Net proceeds from common stock offering	—	2,504	—	—	—	—	—	2,504
Funds from termination of MHC	—	50	—	—	—	—	—	50
Addition to ESOP due to conversion	—	—	—	—	(273)	—	—	(273)
Retirement of treasury stock due to conversion	—	(462)	462	—	—	—	—	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(47)	(47)

Balance at September 30, 2015	$7	$10,315	$—	$68	$(580)	$26	$(161)	$9,675

Balance at January 1, 2014	$20	$8,269	$(462)	$2,271	$(406)	$4	$(79)	$9,617
Net loss	—	—	—	(907)	—	—	—	(907)
Other comprehensive income	—	—	—	—	—	(2)	—	(2)
Earned ESOP shares and other stock based compensation	—	(28)	—	—	38	—	—	10
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(35)	(35)

Balance at September 30, 2014	$20	$8,241	$(462)	$1,364	$(368)	$2	$(114)	$8,683

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(787)	$(907)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	81	88
ESOP and other stock based compensation, net	25	10
(Gain) loss on sale of repossessed assets	(175)	54
Provision for loan losses	55	—
Write-down of repossessed assets	14	190
Changes in:
Deferred loan costs	(8)	19
Accrued interest receivable	—	30
Other assets	1,102	(516)
Other liabilities	(181)	25

Net cash from operating activities	126	(1,007)

Cash flows from investing activities
Principal repayments on mortgage-backed securities	87	217
Calls of securities available for sale	5,000	1,000
Purchase of securities available for sale	(8,000)	(3,000)
Net decrease in loans	3,707	8,840
Sales of repossessed assets	540	295
Expenditures for premises and equipment	(15)	(26)

Net cash from investing activities	1,319	7,326

Cash flows from financing activities
Net decrease in deposits	(5,296)	(8,074)
Net proceeds from common stock offering	2,231	—
Funds from termination of MHC	50	—
Net change in advances from borrowers for taxes and insurance	(393)	(191)

Net cash from financing activities	(3,408)	(8,265)

Net change in cash and cash equivalents	(1,963)	(1,946)

Cash and cash equivalents at beginning of year	19,014	19,960

Cash and cash equivalents at end of period	$17,051	$18,014

Supplemental disclosures
Interest paid	$278	$335
Transfers from loans to repossessed assets	351	169

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

Note 2 – Recent Losses and Management Plans

The Company incurred net losses of $787,000 during the nine months ended September 30, 2015 and $1.4 million during the year ended December 31, 2014. The losses are largely a result of our declining net interest income and increasing non-interest expense related to professional fees, and in 2014, write-downs on repossessed assets. Despite these losses, the Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio was 19.3% and 10.1% at September 30, 2015 and 15.5% and 8.7% at December 31, 2014. Due to our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financial condition over the past several years, the Bank entered into a Consent Order (“Order”) with the Office of the Comptroller of the Currency (“OCC”) on December 19, 2012. The Order outlines areas of weakness that the Bank must improve related to asset quality including valuations, classifications, monitoring, concentrations, and allowance for loan losses; capital and strategic planning; liquidity management; consumer compliance; and management and board structure along with time frames for completion. The Order mandated that the Bank maintain a total risk-based capital ratio of at least 13% and a Tier 1 leverage ratio of at least 9% beginning on March 31, 2014. At September 30, 2015, the Bank was in compliance with the required minimum ratios. At December 31, 2014, prior to the completion of the Company’s stock offering, the Bank was not in compliance with the Tier 1 leverage ratio but was in compliance with the total risk based capital ratio.

Management has initiated specific plans to reduce credit risk and improve the Bank’s regulatory capital ratios including the completion of the public offering in 2015. The Company has $335,000 and $43,000 of cash at September 30, 2015 and December 31, 2014. If the Bank is unable to meet the capital requirements and other requirements of the Order, the OCC may institute other corrective measures and has enforcement powers to impose additional restrictions on the Bank’s operations, including seizure. Although management believes that it will successfully maintain the required capital ratios, there can be no assurance that they will be able to do so, nor that they will be able to comply fully with the provisions of the Order. Only the OCC has the ability to determine whether or not the provisions of the Order have been met.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Securities Available for Sale

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2015
U.S. government-sponsored entities	$9,000	$16	$(4)	$9,012
Residential mortgage-backed	545	31	—	576

Total	$9,545	$47	$(4)	$9,588

December 31, 2014
U.S. government-sponsored entities	$6,000	$—	$(34)	$5,966
Residential mortgage-backed	632	38	—	670

Total	$6,632	$38	$(34)	$6,636

There were no sales of securities available for sale during the nine months ended September 30, 2015 or 2014. There were no securities pledged to secure any of the borrowings of the Company as of September 30, 2015 and December 31, 2014.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity as of September 30, 2015. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2015
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	8,000	8,011
Five to ten years	1,000	1,001
Residential mortgage-backed	545	576

Total	$9,545	$9,588

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

The following table summarizes securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
September 30. 2015
U.S. government sponsored entities	$—	$—	$996	$(4)	$996	$(4)

December 31, 2014
U.S. government sponsored entities	$3,985	$(15)	$981	$(19)	$4,966	$(34)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2015 and December 31, 2014, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

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

Note 5 – Loans

The following table sets forth the composition of our loan portfolio by segment and class, at the dates indicated.

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Secured by one- to four-family	$29,934	52.24%	$31,430	50.98%
Secured by multi-family	7,665	13.38	9,834	15.95
Secured by commercial real estate	12,545	21.89	10,324	16.75
Secured by construction	174	0.30	260	0.42
Secured by land	198	0.35	213	0.35

Total first mortgage loans	50,516	88.16	52,061	84.45

Commercial, consumer and other loans:
Home equity lines-of-credit	5,135	8.96	7,360	11.94
Commercial business loans	755	1.32	826	1.34
Automobile loans	892	1.56	1,401	2.27
Other consumer loans	—	0.00	2	0.00

Total commercial, consumer and other loans	6,782	11.84	9,589	15.55

Gross loans	57,298	100.00	61,650	100.00

Premiums and net deferred loan costs	(31)		(39)
Allowance for loan losses	(967)		(1,206)

Total loans, net	$56,300		$60,405

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the three and nine months ended September 30, 2015 and 2014.

	First Mortgages					Commercial, Consumer and Other
	(Dollars in thousands)
	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the three months ended September 30, 2015
Allowance for loan losses
Beginning balance	$462	$185	$375	$6	$7	$86	$7	$54	$—	$1,182
Provision for loan losses	123	(16)	(7)	(1)	(16)	(17)	—	(11)	—	55
Loans charged-off	(284)	—	—	—	—	—	—	—	—	(284)
Recoveries	—	—	—	—	14	—	—	—	—	14

Total ending allowance balance September 30, 2015	$301	$169	$368	$5	$5	$69	$7	$43	$—	$967

For the three months ended September 30, 2014
Allowance for loan losses
Beginning balance	$609	$186	$273	$7	$—	$120	$11	$88	$—	$1,294
Provision for loan losses	(53)	28	26	—	(1)	(18)	(7)	(2)	27	—
Loans charged-off	(12)	—	—	—	—	—	—	—	—	(12)
Recoveries	6	—	—	—	1	—	6	—	—	13

Total ending allowance balance September 30, 2014	$550	$214	$299	$7	$—	$102	$10	$86	$27	$1,295

For the nine months ended September 30, 2015
Allowance for loan losses
Beginning balance	$392	$354	$277	$6	$7	$96	$8	$66	$—	$1,206
Provision for loan losses	193	(157)	91	(1)	(20)	(27)	(1)	(22)	(1)	55
Loans charged-off	(284)	(28)	—	—	—	—	—	(1)	—	(313)
Recoveries	—	—	—	—	18	—	—	—	1	19

Total ending allowance balance September 30, 2015	$301	$169	$368	$5	$5	$69	$7	$43	$—	$967

For the nine months ended September 30, 2014
Allowance for loan losses
Beginning balance	$589	$252	$300	$7	$—	$78	$20	$56	$—	$1,302
Provision for loan losses	(30)	(38)	(187)	6	(4)	42	140	44	27	—
Loans charged-off	(15)	—	—	(6)	—	(18)	(166)	(16)	—	(221)
Recoveries	6	—	186	—	4	—	16	2	—	214

Total ending allowance balance September 30, 2014	$550	$214	$299	$7	$—	$102	$10	$86	$27	$1,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impaired method at the dates indicated. The recorded investment in loans excludes accrued interest and loan origination fees due to immateriality.

	Loan Balance			Allowance
	(Dollars in thousands)
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
September 30, 2015

One-to-four-family	$1,648	$28,286	$29,934	$41	$260	$301
Multi-family	1,359	6,306	7,665	58	111	169
Commercial real estate	—	12,545	12,545	—	368	368
Land	—	198	198	—	5	5
Construction	—	174	174	—	5	5
Home equity lines of credit	—	5,135	5,135	—	69	69
Commercial	41	714	755	—	7	7
Automobile	—	892	892	—	43	43
Other consumer	—	—	—	—	—	—

Total	$3,048	$54,250	$57,298	$99	$868	$967

December 31, 2014

One-to-four-family	$1,403	$30,027	$31,430	$78	$314	$392
Multi-family	2,985	6,849	9,834	247	107	354
Commercial real estate	—	10,324	10,324	—	277	277
Land	—	213	213	—	6	6
Construction	—	260	260	—	7	7
Home equity lines of credit	—	7,360	7,360	—	96	96
Commercial	95	731	826	—	8	8
Automobile	—	1,401	1,401	—	66	66
Other consumer	—	2	2	—	—	—

Total	$4,483	$57,167	$61,650	$325	$881	$1,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information related to loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2015 and 2014 and as of and for the year ended December 31, 2014.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
	(Dollars in thousands)

September 30, 2015
With no related allowance recorded:
One-to-four-family	$1,523	$1,103	$—	$1,020	$—	$—
Multi-family	798	623	—	1,329	46	46
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	244	41	—	65	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	2,565	1,767	—	2,414	46	46

With an allowance recorded:
One-to-four-family	545	545	41	550	22	22
Multi-family	736	736	58	743	28	28
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	1,281	1,281	99	1,293	50	50

Total	$3,846	$3,048	$99	$3,707	$96	$96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
	(Dollars in thousands)

September 30, 2014
With no related allowance recorded:
One-to-four-family	$999	$612	$—	$514	$—	$—
Multi-family	2,828	2,477	—	2,503	67	67
Commercial real estate	—	—	—	132	1	1
Land	—	—	—	90	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	361	158	—	194	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	4,188	3,247	—	3,433	68	68

With an allowance recorded:
One-to-four-family	559	559	106	576	24	24
Multi-family	760	760	83	768	35	35
Commercial real estate	—	—	—	95	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	1,319	1,319	189	1,439	59	59

Total	$5,507	$4,566	$189	$4,872	$127	$127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
	(Dollars in thousands)

December 31, 2014
With no related allowance recorded:
One-to-four-family	$1,011	$543	$—	$541	$—	$—
Multi-family	811	636	—	889	14	14
Commercial real estate	—	—	—	99	—	—
Land	—	—	—	68	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	339	95	—	178	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—		—

Total with no related allowance recorded	2,161	1,274	—	1,775	14	14

With an allowance recorded:
One-to-four-family	860	860	78	588	27	27
Multi-family	2,349	2,349	247	2,369	103	103
Commercial real estate	—	—	—	71	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	3,209	3,209	325	3,028	130	130

Total	$5,370	$4,483	$325	$4,803	$144	$144

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at the dates indicated by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
			(Dollars in thousands)
September 30, 2015

One-to-four-family	$—	$—	$—	$1,103	$28,831	$29,934
Multi-family	—	—	—	—	7,665	7,665
Commercial real estate	—	—	—	—	12,545	12,545
Land	—	—	—	—	198	198
Construction	—	—	—	—	174	174
Home equity line of credit	—	—	—	—	5,135	5,135
Commercial	—	—	—	41	714	755

Automobile	—	—	—	—	892	892
Other consumer	—	—	—	—	—	—

Total	$—	$—	$—	$1,144	$56,154	$57,298

December 31, 2014

One-to-four-family	$—	$—	$—	$847	$30,583	$31,430
Multi-family	—	—	—	353	9,481	9,834
Commercial real estate	—	—	—	—	10,324	10,324
Land	—	—	—	—	213	213
Construction	—	—	—	—	260	260
Home equity line of credit	—	—	—	—	7,360	7,360
Commercial	—	—	—	95	731	826
Automobile	—	—	—	—	1,401	1,401
Other consumer	—	—	—	—	2	2

Total	$—	$—	$—	$1,295	$60,355	$61,650

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

	Pass	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2015

One-to-four-family	$28,831	$1,103	$—	$29,934
Multi-family	7,665	—	—	7,665
Commercial real estate	12,545	—	—	12,545
Land	198	—	—	198
Construction	174	—	—	174
Home equity lines of credit	5,135	—	—	5,135
Commercial	714	41	—	755
Automobile	892	—	—	892
Other consumer	—	—	—	—

Total	$56,154	$1,144	$—	$57,298

December 31, 2014

One-to-four-family	$30,583	$847	$—	$31,430
Multi-family	9,481	353	—	9,834
Commercial real estate	10,324	—	—	10,324
Land	213	—	—	213
Construction	260	—	—	260
Home equity lines of credit	7,360	—	—	7,360
Commercial	731	95	—	826
Automobile	1,401	—	—	1,401
Other consumer	2	—	—	2

Total	$60,355	$1,295	$—	$61,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Troubled Debt Restructurings (Dollars in thousands)

Our troubled debt restructurings totaled $2,018 at September 30, 2015 and $3,736 at December 31, 2014. There was one loan totaling $1,561 that paid off during the nine months ended September 30, 2015 which resulted in a $28 charge-off. There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2015 or the year ended December 31, 2014.

There were two loans modified as troubled debt restructurings but paying as agreed under the terms of the modification with a balance of $114 as of September 30, 2015, which are being reported as nonaccrual. There were three loans modified as troubled debt restructurings with a balance of $548 which are being reported as nonaccrual as of December 31, 2014, two of which totaling $448 are paying as agreed under the terms of the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no loans with payments in default during the nine months ended September 30, 2015. During the year ended December 31, 2014 one loan totaling $231, secured by a multi-family building, had payments in default and subsequently paid off resulting in a $60 recovery.

The Company has allocated $99 to specific reserves on $1,281 of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2015. At December 31, 2014, the Company has allocated $293 to specific reserves on $2,904 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of September 30, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

Note 6 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income (loss) (Dollars in thousands)	$(142)	$(384)	$(787)	$(907)
Weighted average common shares outstanding (1)	658,260	681,254	659,679	680,777
Basic and diluted income (loss) per share (1)	$(0.22)	$(0.56)	$(1.19)	$(1.33)

1.	Share and per share amounts for 2014 have been adjusted to reflect the completion of the Company’s conversion offering on January 22, 2015 and the exchange of the existing shares of Ben Franklin Financial, Inc. (a Federal corporation) at an exchange ratio of .3562 for each existing share.

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
		(Dollars in thousands)

September 30, 2015
Assets
Securities available for sale
U.S. government-sponsored entities	$9,012	$—	$9,012	$—
Residential mortgaged-backed	576	—	576	—

	$9,588	$—	$9,588	$—

December 31, 2014
Assets
Securities available for sale
U.S. government-sponsored entities	$5,966	$—	$5,966	$—
Residential mortgaged-backed	670	—	670	—

	$6,636	$—	$6,636	$—

There were no transfers between Level 1, Level 2, and Level 3 during the nine-months ended September 30, 2015 or the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(Dollars in thousands)

September 30, 2015
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	677	—	—	677

Total impaired loans	$1,402	$—	$—	$1,402

Repossessed assets
Commercial real estate	$389	$—	$—	$389
Land	87	—	—	87

Total repossessed assets	$476	$—	$—	$476

December 31, 2014
Assets
Impaired loans
One-to-four-family	$272	$—	$—	$272
Multi-family	2,102	—	—	2,102

Total impaired loans	$2,374	$—	$—	$2,374

Repossessed assets
Commercial real estate	$389	$—	$—	$389
Land	102	—	—	102
Automobile	13	—	—	13

Total repossessed assets	$504	$—	$—	$504

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $1,460,000 with a $58,000 valuation allowance at September 30, 2015. The impaired loans resulted in a $55,000 provision for loan loss for the three and nine months ended September 30, 2015. At December 31, 2014, impaired loans had an aggregate balance of $2,653,000 with a $279,000 valuation allowance. The impaired loans resulted in no provision for loan loss for the three and nine months ended September 30, 2014.

Repossessed assets, consisting of other real estate owned, repossessed automobiles, and other repossessed assets are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $476,000 at September 30, 2015 consisting of the cost basis of $644,000 and a valuation allowance of $168,000. Repossessed assets were carried at $504,000 at December 31, 2014, consisting of the cost basis of $657,000 and a valuation allowance of $153,000. There was $14,000 of write-downs on repossessed assets for the three and nine months ended September 30, 2015. There was $68,000 and $190,000 of write-downs for the three and nine months ended September 30, 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

September 30, 2015 (Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$725	Sales comparison approach	Adjustment for differences between the comparable sales	(9.9%) – 14.1%
Multi-family	$677	Sales comparison approach	Adjustment for differences between the comparable sales	(6.7%) – 13.2%

Other real estate owned
Commercial real estate	$389	Sales comparison approach	Adjustment for differences between the comparable sales	(16.8%) – (167.3%)
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(11.6%) – 31.0%

December 31, 2014 (Dollars in thousands)
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$272	Sales comparison approach	Adjustment for differences between the comparable sales	(18.9%) – 15.0%
Multi-family	$2,102	Sales comparison approach	Adjustment for differences between the comparable sales	(11.6%) – 20.7%

Other real estate owned
Commercial real estate	$389	Sales comparison approach	Adjustment for differences between the comparable sales	(1.2%) – (21.7%)
Land	$102	Sales comparison approach	Adjustment for differences between the comparable sales	(48.2%) – 4.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at September 30, 2015 (Unaudited) Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$17,051	$17,051	$—	$—	$17,051
Securities available-for-sale	9,588	—	9,588	—	9,588
Loans receivable, net	56,300	—	—	56,734	56,734
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	188	—	20	168	188

Financial liabilities
Demand, money market, and savings	$37,459	$37,459	$—	$—	$37,459
Certificates of deposits	37,230	—	37,312	—	37,312
Advances by borrowers for taxes and insurance	289	289	—	—	289
Accrued interest payable	1	—	1	—	1

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Financial assets
Cash and cash equivalents	$19,014	$19,014	$—	$—	$19,014
Securities available-for-sale	6,636	—	6,636	—	6,636
Loans receivable, net	60,405	—	—	61,858	61,858
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	188	—	15	173	188

Financial liabilities
Demand, money market, and savings	$39,392	$39,392	$—	$—	$39,392
Certificates of deposits	40,593	—	40,566	—	40,566
Advances by borrowers for taxes and insurance	682	682	—	—	682
Accrued interest payable	—	—	—	—	—

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

On December 19, 2012, the Bank entered into the Order with the OCC, which, among other things, included a requirement to maintain a total risk-based capital ratio of at least 13% and a minimum Tier 1 leverage capital ratio of at least 9% beginning on March 31, 2014. As a result of entering into the Order to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at September 30, 2015 and December 31, 2014. Although the Bank’s capital levels at September 30, 2015 were above the levels required to be considered “well capitalized” under federal bank regulatory agency definitions, the Bank cannot be consider “well capitalized” as long as it remains under the Order. During 2014, the Bank met the risk-based capital requirement but did not meet the Tier 1 capital requirement. With the completion of the conversion and stock offering on January 22, 2015, the Company did meet the capital requirement of the Order at September 30, 2015. The minimum capital ratios set forth in the Order may be increased and other minimum capital requirements may be established to comply with the Basel III requirements now applicable to the Bank.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required By the Current Order (effective March 31, 2013)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2015
Total capital (to risk-weighted assets)	$9,442	19.3%	$3,911	8.0%	$6,355	13.0%
Common equity Tier 1 capital (to risk-weighted assets)	8,827	18.1	2,200	4.5	N/A	N/A
Tier 1 capital (to risk-weighted assets)	8,827	18.1	2,933	6.0	N/A	N/A
Tier 1 capital (to average total assets)	8,827	10.1	3,493	4.0	7,859	9.0

December 31, 2014
Total capital (to risk-weighted assets)	$8,510	15.5%	$4,387	8.0%	$7,129	13.0%
Tier 1 (core) capital (to risk-weighted assets)	7,818	14.3	2,193	4.0	N/A	N/A
Tier 1 (core) capital (to adjusted total assets)	7,818	8.7	3,580	4.0	8,054	9.0

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

On September 8, 2014 the Board of Directors of the Company, together with the Board of Directors of Ben Franklin Financial, MHC (the “MHC”), adopted a Plan of Conversion and Reorganization pursuant to which the Bank reorganized from the two-tier mutual holding company structure to the stock holding company structure and new Ben Franklin, a Maryland corporation formed to become the new holding company for the Bank, to offer shares of its common stock.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Assets. Total assets at September 30, 2015 were $85.2 million compared to $89.5 million at December 31, 2014, a decrease of $4.3 or 4.8%. This decrease was primarily due to the $4.1 million decrease in the balance of our loan portfolio, the $2.0 million decrease in our cash and cash equivalents, and a $1.1 million decrease in our other assets, partially offset by the $3.0 million increase in the balance of our securities available for sale.

During the first nine months of 2015, our home equity line-of-credit portfolio decreased $2.2 million, our multi-family loan portfolio decreased $2.2 million, our one- to four- family residential loan portfolio decreased $1.5 million, and our automobile portfolio decreased $509,000. These decreases were partially offset by the $2.2 million increase in our commercial real estate loan portfolio. The net decrease in the portfolio balance was primarily due to the repayments from existing loans exceeding the $7.1 million of new loans originated and the $985,000 of new equity line-of-credit commitments during the first nine months of 2015.

At September 30, 2015 our allowance for loan losses was $967,000 or 1.69% of total loans compared to $1.2 million or 1.96% of total loans at December 31, 2014. The reduction in our allowance reflected $313,000 of loans charged-off during the first nine months of 2015 and $19,000 of recoveries partially offset by a provision of $55,000. Our non-accrual loans, which also represents our total loans classified as substandard or doubtful, was $1.1 million or 2.00% of total loans at September 30, 2015 compared to $1.3 million or 2.10% of total loans at December 31, 2014. During the first nine months of 2015, one loan totaling $1.0 million was placed in non-accrual status and had a subsequent partial charge-off of $284,000, two loans totaling $340,000 were transferred to other real estate owned, and two loans totaling $440,000 were upgraded to accrual status. Our loans classified as troubled debt restructurings (TDR) totaled $2.0 million at September 30, 2015 of which $1.9 million were accruing compared to $3.7 million of TDRs at December 31, 2014 of which $3.2 million were accruing. The decrease in the balance of our TDR’s was primarily the result of the discounted payoff of one loan totaling $1.6 million which resulted in a $28,000 charge-off.

Our securities portfolio increased $3.0 million or 44.5% to $9.6 million at September 30, 2015 compared to $6.6 million at December 31, 2014. The increase was primarily due to the purchase of $8.0 million of callable government sponsored entities notes to increase interest income earned on our excess liquidity until loan origination volume begins to increase. The increase was partially offset by the call of $5.0 million of government sponsored entities notes and the repayments on mortgage-backed securities. The notes purchased have rates ranging between 1.00% and 1.70% and maturities ranging between 3 and 7 years. Two $1.0 million notes purchased have periodic rate increases with initial rates of 1.00% and maturities of 5 years and 7 years. Our cash and cash equivalents decreased $1.9 million to $17.1 million at September 30, 2015.

Our repossessed assets decreased $28,000 during the first nine months of 2015 primarily due the sale of three automobiles with a recorded value of $24,000 and the sale of two repossessed residential properties with a recorded value of $340,000, partially offset by the transfer of two residential loans totaling $340,000 and two automobile loans totaling $11,000 into repossessed assets. The sales of repossessed assets resulted in a net gain of $175,000 for the nine months ended September 30, 2015.

Our other assets decreased $1.1 million primarily due to $812,000 of deferred costs incurred related to the stock offering of the Company that were netted against the proceeds received from the offering which closed January 22, 2015.

Liabilities. Our total liabilities decreased $5.8 million or 7.2% to $75.5 million at September 30, 2015. Our deposits decreased by $5.3 million or 6.6% to $74.7 million at September 30, 2015 compared to $80.0 million at December 31, 2014, primarily due to the $3.4 million or 8.3% decrease in our certificate of deposit accounts to $37.2 million, and the $1.9 million or 12.1% decrease in our demand deposit accounts to $13.6 million at September 30, 2015. The decrease in our demand deposits was primarily due to the $2.9 million of funds held for the subscription stock offering at December 31, 2014 being applied to capital at the closing.

Stockholders’ Equity. Total stockholders’ equity at September 30, 2015 was $9.7 million, an increase of $1.5 million or 18.3% from December 31, 2014. The increase resulted primarily from the $2.5 million of net proceeds from the stock offering partially offset by the net loss of $787,000 for the nine months ended September 30, 2015 and the $273,000 for the new ESOP shares in the conversion.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. For the three months ended September 30, 2015 our net loss was $142,000 compared to a net loss of $384,000 for the three months ended September 30, 2014. The decrease in our net loss was primarily due to the increase in our non-interest income due the gains on the sale of repossessed assets and decrease in non-interest expense, partially offset by the increase in our provision for loan losses and the decrease in our net interest income as interest income declined due to the decline in our average loan portfolio balance.

Interest Income. Interest income was $760,000 for the three months ended September 30, 2015, $35,000, or 4.4%, less than the prior year period. Interest income from loans decreased $59,000 or 7.7% to $708,000 for the three months ended September 30, 2015 primarily due to the $6.4 million decrease in the average balance of our loan portfolio to $56.5 million for the three months ended September 30, 2015 compared to $62.9 million for the prior year period. The decrease in the average balance of our loan portfolio included the $3.5 million decrease in our home equity line-of-credit loans, the $1.4 million decrease in our one- to- four family loans, the $754,000 decrease in our consumer loans, and the $535,000 decrease in our commercial business loans. The decrease in the average balance of our loan portfolio was due to repayments, pay-offs, and transfers of loans to repossessed assets that exceeded our origination volume for loans. The average yield on loans for the three months ended September 30, 2015 was 4.99% compared to 4.86% in the prior year period primarily due to maturing low rate home equity line-of-credit loans which were originated prior to the implementation of an interest rate floor for this product.

Interest income from securities was $36,000 for the three months ended September 30, 2015 compared to $21,000 for the prior year period. The average balance of our securities portfolio was $11.3 million for the three months ended September 30, 2015 compared to $5.5 million the prior year period primarily due to the purchase of $10.0 million of government sponsored entity notes since September 30, 2014 partially offset by calls of $5.0 million of notes and the repayments on mortgage-backed securities. The average yield on securities for the three months ended September 30, 2015 was 1.26% compared to 1.55% for the prior year period. The decrease in yield was primarily due to the call of higher yielding securities and the purchase of lower yielding securities including several adjustable rate notes. The interest income from interest earning deposits increased $9,000 primarily due the investment in higher yielding term bank deposits for the three months ended September 30, 2015.

Interest Expense. Interest expense for the three months ended September 30, 2015 was $92,000, a decrease of $13,000 or 12.4% from the prior year period due to the decrease in interest expense on deposits. The average balance of our deposit accounts decreased $6.0 million to $71.3 million for the three months ended September 30, 2015 primarily due to the $5.4 million decrease in the average balance of our certificate of deposit accounts to $37.9 million and the $1.2 million decrease in the average balance of our money market accounts. These decreases were partially offset by the $597,000 increase in the average balance of our checking accounts. The average cost of deposits decreased to 0.51% for the three months ended September 30, 2015 compared to 0.54% for the prior year period. We have not aggressively priced our certificate of deposit accounts to stabilize the decline, given our high level of liquidity and low loan origination volume.

Net Interest Income. Net interest income for the three months ended September 30, 2015 was $668,000 compared to $690,000 for the three months ended September 30 2014. For the three months ended September 30, 2015, the average yield on interest-earning assets was 3.56% and the average cost of interest-bearing liabilities was 0.51% compared to 3.64% and 0.54%, respectively, for the three months ended September 30, 2014. The decrease in the average yield of our interest earning assets was primarily due to the decline in the average balance of our loan portfolio due to the payoff of higher yielding loans and the increase in the balance of our lower yielding securities portfolio. These changes resulted in a decrease in our net interest rate spread and net interest margin to 3.05% and 3.13% respectively for the three months ended September 30, 2015 compared to a net interest rate spread of 3.10% and net interest margin of 3.16% for the prior year period.

Provision for Loan Losses. Our provision for loan losses for the three months ended September 30, 2015 was $55,000 compared to no provision in the prior year period. Our provision for the three months ended September 30, 2015 was primarily due to the impact of the $284,000 charge-off taken during the quarter on a residential property. Management concluded that this charge-off reflected the nature of the specific credit rather than general market conditions of the collateral within the portfolio. The impact of the charge-off was partially offset by the improving conditions reflected in the other qualitative factors that management reviews when considering the adequacy of the allowance including; the improving labor market as reflected in the declining unemployment rate, the improving local real estate market as evidenced by the trends in the Case Schiller index, and the overall improvement in the credit quality of our loan portfolio as evidenced by the trend in the low amount of loan delinquencies and the declining balance of our TDRs. Based on these factors and the additional provision, management believes the balance of our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the three months ended September 30, 2015, non-interest income was $188,000 compared to $(14,000) for the three months ended September 30, 2014 primarily due to the $141,000 gain on the sale of a residential real estate property in third quarter of 2015 compared to the $47,000 loss on the sale of two repossessed assets for the three months ended September 30, 2014. Our fees for the origination of loans for other institutions was $17,000 for the three months ended September 30, 2015 compared to none in the prior year period.

Non-interest Expense. For the three months ended September 30, 2015, our non-interest expense totaled $951,000 compared to $1.1 million for the three months ended September 30, 2014, a decrease of $101,000 or 9.6%. Our repossessed asset costs decreased $93,000 or 96.9% for the three months ended September 30, 2015 compared to the prior year period primarily due to the $54,000 decrease in write-downs and a $30,000 refund of prior real estate taxes paid. Our employee compensation and benefit costs decreased $11,000. Our professional fees increased $17,000 primarily due to an increase in legal fees. Our other costs decreased $14,000 primarily due to an adjustment to our reserve for off-balance sheet commitments.

Income Tax. We recorded immaterial amounts for income taxes for the three months ended September 30, 2015 and 2014.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General. For the nine months ended September 30, 2015 our net loss was $787,000 compared to a net loss of $907,000 for the nine months ended September 30, 2014. The decrease in our net loss was primarily due to the increases in our non-interest income due the gains on the sale of repossessed assets and the decrease in non-interest expense, partially offset by the increase in our provision for loan losses and the decrease in our net interest income as interest income declined due to the decline in our average loan portfolio balance.

Interest Income. Interest income was $2.2 million for the nine months ended September 30, 2015, $221,000, or 9.0%, less than the prior year period. Interest income from loans decreased $276,000 or 11.5% to $2.1 million for the nine months ended September 30, 2015 primarily due to the $8.2 million decrease in the average balance of our loan portfolio to $57.6 million for the nine months ended September 30, 2015 compared to $65.8 million for the prior year period. The decrease in the average balance of our loan portfolio included the $2.3 million decrease in our multi-family and commercial real estate loans, the $3.8 million decrease in our home equity line-of-credit loans, the $851,000 decrease in our consumer loans, and the $743,000 decrease in our commercial business loans. The decrease in the average balance of our loan portfolio was due to repayments, pay-offs, and transfers of loans to repossessed assets that exceeded our origination volume for loans. The average yield on loans for the nine months ended September 30, 2015 was 4.90% compared to 4.85% in the prior year period primarily due to maturing low rate home equity line-of-credit loans which were originated prior to the implementation of an interest rate floor for this product.

Interest income from securities was $95,000 for the nine months ended September 30, 2015 compared to $52,000 for the prior year period. The average balance of our securities portfolio was $9.5 million for the nine months ended September 30, 2015 compared to $4.5 million the prior year period primarily due to the purchase of $10.0 million of government sponsored entity notes since September 30, 2014 partially offset by calls of $5.0 million of notes and the repayments on mortgage-backed securities. The average yield on securities for the nine months ended September 30, 2015 was 1.33% compared to 1.55% for the prior year period due to the call of higher yielding securities and purchase of lower yielding rate securities including several adjustable rate notes. The interest income from interest earning deposits increased $12,000 primarily due the investment in higher yielding term bank deposits for the nine months ended September 30, 2015.

Interest Expense. Interest expense for the nine months ended September 30, 2015 was $278,000, a decrease of $58,000 or 17.3% from the prior year period due to the decrease in interest expense on deposits. The average balance of our deposit accounts decreased $7.9 million as the balance of our certificate of deposit accounts decreased $6.5 million to $39.0 million and the average balance of our money market accounts decreased $1.8 million to $13.4 million for the nine months ended September 30, 2015. These decreases were partially offset by the $472,000 increase in the average balance of our checking accounts. The average cost of deposits decreased to 0.52% for the nine months ended September 30, 2015 compared to 0.56% for the prior year period. We have not aggressively priced our certificate of deposit accounts to stabilize the decline, given our high level of liquidity and low loan origination volume.

Net Interest Income. Net interest income for the nine months ended September 30, 2015 was $2.0 million compared to $2.1 million for the prior year period. For the nine months ended September 30, 2015, the average yield on interest-earning assets was 3.51% and the average cost of interest-bearing liabilities was 0.52% compared to 3.66% and 0.56%, respectively, for the nine months ended September 30, 2014. The decrease in the average yield of our interest earning assets was primarily due to the decline in the average balance of our loan portfolio due to the payoff of higher yielding loans and the increase in the balance of our lower yielding securities portfolio. These changes resulted in a decrease in our net interest rate spread and net interest margin to 2.99% and 3.08% respectively for the first nine months of 2015 compared to a net interest rate spread of 3.10% and net interest margin of 3.16% for the prior year period.

Provision for Loan Losses. Our provision for loan losses for the nine months ended September 30, 2015 was $55,000 compared to no provision in the prior year period. Our provision for the nine months ended September 30, 2015 was primarily due to the impact of the $284,000 charge-off taken during the third quarter on a residential property. Management concluded that this charge-off reflected the nature of the specific credit rather than general market conditions of the collateral within the portfolio. The impact of the charge-off was partially offset by the improving conditions reflected in the other qualitative factors that management reviews when considering the adequacy of the allowance including; the improving labor market as reflected in the declining unemployment rate, the improving local real estate market as evidenced by the trends in the Case Schiller index, and the overall improvement in the credit quality of our loan portfolio as evidenced by the trend in the low amount of loan delinquencies and the declining balance of our TDRs. Based on these factors and the additional provision, management believes the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the nine months ended September 30, 2015, non-interest income was $290,000 compared to $61,000 for the nine months ended September 30, 2014 primarily due to the $175,000 net gain on the sale of repossessed assets for the nine months ended September 30, 2015 compared to the $54,000 net loss for the prior year period. Our fees for the origination of loans for other institutions was $27,000 for the nine months ended September 30, 2015 compared to none the prior year period. These increase were partially offset by the $13,000 decrease in rental income from other repossessed assets for the first nine months of 2015 compared to the prior year period.

Non-interest Expense. For the nine months ended September 30, 2015, our non-interest expense totaled $3.0 million compared to $3.1 million for the nine months ended September 30, 2014 a decrease of $93,000 or 3.0%. Our compensation and employee benefit costs increased $74,000 or 5.3% primarily due to the increase in staff during the second quarter of 2014, the increase in the cost of health insurance, and ESOP cost due the additional shares related to the stock offering. Professional fees increased $72,000 primarily due to the $23,000 increase in consulting fees, due to the one time consulting fees related to vendor contract reviews, and the $44,000 increase in legal fees. Our repossessed asset costs decreased $189,000 primarily due to the $175,000 decrease in write-downs. Other expenses decreased $50,000 primarily due our loan portfolio review costs incurred for the nine months ended September 30, 2014.

Income Tax. We recorded immaterial amounts for income taxes for the three months ended September 30, 2015 and 2014.

Non-Performing Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$1,030	$747
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total non-accrual loans	1,030	747

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total loans 90 days or more past due and still accruing	—	—

Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	73	100
Multi-family	—	353
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	41	95
Automobile loans	—	—
Other consumer loans	—	—

Total non-accruing troubled debt restructured loans	114	548

Total non-performing loans	1,144	1,295

Repossessed Assets:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	389	389
Construction	—	—
Land	87	102
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	13
Other consumer loans	—	—

Total foreclosed assets	476	504

Total non-performing assets	$1,620	$1,799

Total accruing troubled debt restructured loans	$1,904	$3,188

Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	2.00%	2.10%
Non-performing assets to total assets	1.90%	2.01%
Non-performing assets and accruing troubled debt restructurings to total assets	4.14%	5.57%

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

	Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
Loans	$56,488	$708	4.99%	$62,882	$767	4.86%
Securities (1)	11,296	36	1.26	5,490	21	1.55
Other interest-earning assets	17,180	16	0.37	18,640	7	0.16

Total interest-earning assets	84,964	$760	3.56	87,012	$795	3.64
Non-interest-earning assets	2,359			2,933

Total assets	$87,323			$89,945

Liabilities and stockholders’ equity:
Savings deposits	$10,138	$4	0.15	$10,129	$3	0.15
Demand deposits	9,901	2	0.06	9,304	2	0.06
Money market deposits	13,313	5	0.15	14,519	5	0.15
Certificates of deposit	37,916	81	0.85	43,356	95	0.86

Total deposits	71,268	92	0.51	77,308	105	0.54

Non-interest-bearing deposits	4,604			2,712
Other liabilities	1,465			842

Total liabilities	77,337			80,862
Stockholders’ equity	9,986			9,083

Total liabilities and stockholders’ equity	$87,323			$89,945

Net interest income		$668			$690

Net interest rate spread			3.05%			3.10%

Net interest-earning assets	$13,696			$9,704

Net interest margin			3.13%			3.16%

Average of interest-earning assets to interest-bearing Liabilities			119.22%			112.55%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the three months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
Loans	$57,634	$2,116	4.90%	$65,832	$2,392	4.85%
Securities (1)	9,542	95	1.33	4,493	52	1.55
Other interest-earning assets	18,175	35	0.26	19,668	23	0.16

Total interest-earning assets	85,351	$2,246	3.51	89,993	$2,467	3.66
Non-interest-earning assets	2,486			2,668

Total assets	$87,837			$92,661

Liabilities and stockholders’ equity:
Savings deposits	$9,864	$11	0.15	$9,964	$11	0.15
Demand deposits	9,878	5	0.06	9,406	4	0.06
Money market deposits	13,367	15	0.15	15,141	17	0.15
Certificates of deposit	38,980	247	0.85	45,482	304	0.89

Total deposits	72,089	278	0.52	79,993	336	0.56

Non-interest-bearing deposits	4,396			2,788
Other liabilities	1,272			906

Total liabilities	77,757			83,687
Stockholders’ equity	10,080			8,974

Total liabilities and stockholders’ equity	$87,837			$92,661

Net interest income		$1,968			$2,131

Net interest rate spread			2.99%			3.10%

Net interest-earning assets	$13,262			$10,000

Net interest margin			3.08%			3.16%

Average of interest-earning assets to interest-bearing Liabilities			118.40%			112.50%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the nine months ended September 30, 2015 and 2014, respectively

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

	Three Months Ended September 30, 2015 vs. 2014			Nine Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$(75)	$16	$(59)	$(295)	$19	$(276)
Securities	19	(4)	15	51	(8)	43
Other interest-earning assets	—	9	9	(2)	14	12

Total interest-earning assets	(56)	21	(35)	(246)	25	(221)

Interest-bearing liabilities:
Savings deposits	1	—	1	—	—	—
Demand accounts	—	—	—	1	—	1
Money market accounts	—	—	—	(2)	—	(2)
Certificates of deposit	(12)	(2)	(14)	(43)	(14)	(57)

Total deposits	(11)	(2)	(13)	(44)	(14)	(58)

Change in net interest income	$(45)	$23	$(22)	$(202)	$39	$(163)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures

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

At September 30, 2015 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

(a) Exhibits

31.1	Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the notes to the Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: November 13, 2015	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer

Date: November 13, 2015	/s/ Glen A. Miller
Glen A. Miller
Senior Vice President and Chief Financial Officer