Form 10-K
period 2015-12-31
Ben Franklin Financial, Inc.
filed 2016-03-25
CIK 1618798

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 25, 2016, there were issued and outstanding 696,339 shares of the Registrant’s Common Stock.

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $6.5 million

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 25, 2016. (Part III).

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

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit and, to a much lesser extent, commercial business loans, construction loans, and consumer loans. In the past we have also made land loans, and we may determine to resume making such loans in the future. We also invest in U.S. government sponsored entity mortgage-backed securities and other securities issued by U.S. government sponsored entities. Our revenues are derived principally from the interest on loans and securities, fees for loan origination services, loan fees, and fees levied on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

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

Our offices are located in relatively affluent suburban communities located approximately 15 miles to the northwest of Chicago, Illinois, which is located in Cook County, Illinois. In 2015, Cook County experienced a 7.5% increase in median household income and a 7.7% increase in per capita income compared to 2014. We believe that Arlington Heights and, to a lesser extent, Rolling Meadows may be classified as “mature” suburbs and that more rapid growth is occurring in the counties immediately surrounding Chicago.

Our market area has continued to experience a recovery from the economic downturn that caused the real estate values to decline over the past several years. Sales activity for single family and condominiums during 2015 in the Chicago Primary Statistical Metropolitan Area increased 6.6% compared to 2014 and the median price of a home was $199,000 during December 2015 compared to $184,000 during December 2014 and as reported by the Illinois Association of Realtors. This price is still below the market high of $247,800 in December 2007.

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

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Arlington Heights and Rolling Meadows in Cook County, Illinois. As of June 30, 2015, the latest date for which FDIC data is available, we had approximately 1.90% of market share in Arlington Heights. As of that same date we had approximately 0.69% of market share in Rolling Meadows. Our market share in Cook County overall was 0.02%.

Lending Activities

General. Our principal lending activity is originating and acquiring one- to four-family residential loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit and, to a much lesser extent, commercial business loans, construction loans and consumer loans. In the past we have also made land loans, and we may determine to resume making such loans in the future. At December 31, 2015, our gross loans totaled $58.6 million, of which $30.4 million, or 51.8%, were one- to four-family residential loans, $21.5 million, or 36.8%, were multi-family residential and commercial real estate loans, and $4.6 million, or 7.8%, were home equity lines of credit.

Prior to 2010, we implemented a strategic plan to expand and diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. This plan included expanding our multi-family and commercial real estate lending, home equity line of credit lending, commercial business loans and automobile loans. However, due to the effects of the severe economic recession that began in 2008, and the related negative impact on our real estate market, we experienced higher non-performing assets and losses during the last several years which has required that we shrink our balance sheet to maintain adequate capital levels. As a result, our loan portfolio, net of allowance, decreased to $57.5 million, or 68.4% of total assets, at December 31, 2015 compared to $104.6 million, or 87.4% of total assets, at December 31, 2009. The decrease in loans was primarily due to repayments and charge-offs exceeding loan originations and purchases. During that period we experienced decreases in all loan categories, while one- to four-family residential loans as a percentage of gross loans increased from 38.0% to 51.8%.

During 2015, management performed a review of the systems used to facilitate the loan origination process and generate the required loan documents and disclosures. We determined that the current systems did not adequately meet our needs. Based on this, we entered into an agreement with another provider for these services. The implementation of this new application is anticipated to be completed by mid-2016.

In order to achieve profitability, our business plan anticipates growth in our one- to four-family residential, commercial real estate, and multi-family residential loan portfolios. In the longer term, we may also seek to increase our commercial business lending. We plan to supplement our internal loan production with purchases of one- to four-family residential and multi-family real estate loans and participations subject to our underwriting criteria. Loan growth will be subject to regulatory and market conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans held for sale at December 31, 2015 and December 31, 2014, respectively.

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$30,368	51.84%	$31,430	50.98%
Multi-family	7,592	12.96	9,834	15.95
Commercial	13,941	23.80	10,324	16.75
Land	192	0.33	213	0.35
Construction	—	—	260	0.42
Home equity lines of credit	4,574	7.81	7,360	11.94
Commercial business loans	1,112	1.90	826	1.34
Automobile loans	798	1.36	1,401	2.27
Other consumer loans	—	—	2	—

Total loans	$58,577	100.00%	$61,650	100.00%

Other items:
Net deferred loan fees	(50)		(39)
Allowance for loan losses	(991)		(1,206)

Total loans, net	$57,536		$60,405

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015, excluding loans on nonaccrual. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	One-to Four-Family Real Estate		Multi-family Real Estate		Commercial Real Estate		Land		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2016	$3,596	4.70%	$2,846	4.70%	$5,916	5.45%	$87	6.46%	$—	—%
2017	2,924	4.76	1,757	4.95	2,990	5.19	88	6.46	—	—
2018	2,507	4.77	1,751	5.61	2,193	5.22	17	6.26	—	—
2019 to 2020	3,732	4.56	795	6.02	2,474	4.99	—	—	—	—
2021 to 2025	7,210	4.34	97	5.88	164	3.78	—	—	—	—
2026 to 2030	5,319	4.24	—		107	3.15	—	—	—	—
2031 and beyond	3,981	4.20	—		97	3.02	—	—	—	—

Total	$29,269	4.45%	$7,246	5.18%	$13,941	5.22%	$192	6.44%	$—	—%

	Home Equity Lines of Credit		Commercial Business		Automobile		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2016	$1,940	3.27%	$301	5.94%	$336	5.52%	$—	—%	$15,022	4.99%
2017	443	5.00	221	5.69	277	5.24	—	—	8,700	5.02
2018	531	5.00	168	5.53	140	4.79	—	—	7,307	5.15
2019 to 2020	677	4.98	269	5.82	45	4.32	—	—	7,992	4.92
2021 to 2025	983	5.00	153	5.74	—	—	—	—	8,607	4.45
2026 to 2030	—	—	—	—	—	—	—	—	5,426	4.21
2031 and beyond	—	—	—	—	—	—	—	—	4,078	4.17

Total	$4,574	4.69%	$1,112	5.77%	$798	5.23%	$—	—%	$57,132	4.79%

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2015 that are due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$17,116	$8,557	$25,673
Multi-family	4,400	—	4,400
Commercial	7,759	266	8,025
Construction	—	—	—
Land	105	—	105
Home equity lines of credit	15	2,619	2,634
Commercial business loans	759	52	811
Automobile loans	462	—	462
Other consumer loans	—	—	—

Total loans	$30,616	$11,494	$42,110

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Ben Franklin Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2015, based on the 15% limitation, our loans-to-one-borrower limit was approximately $1.4 million. On the same date, we had no borrowers with outstanding balances in excess of this amount. As of December 31, 2015, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $1.3 million and was secured by an owner/user single occupant retail appliance store and was performing in accordance with its terms at December 31, 2015.

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

Under our loan policy, the individual lender that is processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application for approval. Additionally, each recommendation is formally documented in writing, using a loan presentation format appropriate for the request type. This document must memorialize the recommendation by providing all factors which support the decision. An independent officer then performs a credit review of these materials and assesses whether the requested loan meets our underwriting guidelines. Upon satisfactory secondary review, the loan is then presented for approval by the committee which has sufficient lending authority. As a general rule, under our loan policy, we do not originate or purchase “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), “Alt-A loans” (defined as loans having less than full documentation) or no document loans. When a loan application is recommended for approval with characteristics that demonstrate the potential for the loan being considered a subprime loan, the lender must provide compelling support as to why the funding of this loan is in the best interests of the Bank. Further, any policy exception on loans in excess of $150,000 must be identified and thoroughly mitigated and approved by the Board prior to funding.

While our loan policy provides for individual lending authorities, our general practice is that all loans, regardless of size, are reviewed and approved by a loan committee possessing sufficient lending authority. We have two such loan committees; the Board Loan Committee and the Officers Loan Committee. The Board Loan Committee reviews all loan requests that are in excess of $1,000,000 for approval and must ratify all requests of $500,000 and greater. The Officers Loan Committee reviews all loans, regardless of size and has approval authority for all loans under $1,000,000. As per the loan policy, our senior lending officer has approval authority for real estate loans of up to $350,000 and home equity loans of up to $250,000. Real estate loans and home equity loans above those amounts require the approval of our President or Chief Executive Officer. Our senior lending officer has approval authority for secured commercial loans up to $300,000, construction loans up to $350,000 and secured consumer loans of up to $250,000. Secured commercial loans, construction loans and secured consumer loans above those amounts require approval of our President or Chief Executive Officer. Real estate loans over $500,000, home equity, secured commercial and secured consumer loans over $400,000, and construction loans over $500,000 each require the approval of our Officers Loan Committee. Loans in excess of $1.0 million require approval by our Board Loan Committee. In addition, all loans are ratified by our board of directors. Loans in excess of $150,000 that are subject to policy exceptions require the approval of the full board of directors.

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

One- to Four-Family Residential Real Estate Lending. At December 31, 2015, $30.4 million, or 51.8% of our gross loan portfolio consisted of residential mortgage loans. Of these loans, $27.7 million were secured by owner occupied one- to four-family residences, and $2.7 million were non-owner occupied. Our average outstanding one- to four-family residential loan balance $160,000 and our largest outstanding residential loan had a principal balance of $918,000 at December 31, 2015. The vast majority of the residential loans we originate are secured by properties located in our market area.

We offer both adjustable-rate and fixed-rate one- to four-family residential loans. However, due to consumer demand in the current and prolonged low interest rate environment, a significant portion of our one- to four-family residential loan portfolio consists of fixed-rate loans with original terms in excess of 15 years. At December 31, 2015, $20.6 million, or 67.7%, of our one- to four-family residential loans had fixed rates of interest. Of such loans, $5.1 million had original contractual maturities of 10 years or less, $8.4 million had original contractual maturities between 10 and 20 years and $7.1 million had original contractual maturities in excess of 21 years in our portfolio.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Also, many of our adjustable-rate one- to four-family residential loans have fixed rates of interest for an initial period of up to seven years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2015, $9.8 million, or 32.3% of our one- to four-family residential loans, had adjustable rates of interest.

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

Our current bi-weekly rate mortgage loans carry fixed interest rates priced from 3.875% to 4.25% for terms ranging from 5 years to 30 years for owner-occupied and 5.00% for a term of 15 years on non-owner-occupied mortgages. Although this is not a secondary mortgage market product, we generally determine whether a borrower qualifies for a bi-weekly mortgage loan in conformance with the underwriting guidelines set forth by Fannie Mae and Freddie Mac.

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

In the past, we have made construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. Our constructions loans generally require that the property is under contract for sales upon completion. Although we have curtailed our construction lending during the last few years, we did resume construction lending during 2015. We believe that construction and development lending is consistent with our community bank strategy. Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to ensure full repayment of the loan.

Commercial Real Estate Lending. Prior to 2010, we had focused on increasing our commercial real estate lending. However, as a result of the recession that began in 2008 and as part of our efforts to shrink our balance sheet to maintain adequate capital levels, our commercial real estate loan portfolio decreased from $13.1 million at December 31, 2009 to $10.3 million at December 31, 2014. At December 31, 2015 the balance of our commercial real estate portfolio was $13.9 million as we were able to implement this part of our strategic plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Our commercial real estate loans generally have a maximum term of 5 years and are subject to a balloon payment at maturity. The amortization period for these loans is typically 25 years or less. These loans have fixed rates of interest for the duration of the term. At maturity, the borrower, and if applicable, guarantor, and the collateral are subjected to underwriting and valuations reviews. If this review process still finds these loans to be satisfactory, they are extended for an additional period of three to five years. Renewal rates are tied to certain indices, including the relevant Constant Maturity Treasury Bill Index or prime, plus a margin. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%. Most of our commercial real estate loans have principal balances less than $1.0 million and include penalties for early repayment.

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

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2015, we had no commercial real estate loans which were 90 days or more delinquent and in non-accrual status.

At December 31, 2015, our largest commercial real estate loan totaled $1.3 million and was secured by an owner/user single occupant retail appliance store. At December 31, 2015, this loan was performing in accordance with its terms.

Multi-Family Real Estate Lending. As with our commercial real estate lending, prior to 2010 we had focused on increasing our multi-family real estate lending. However, as part of our efforts to shrink our balance sheet to maintain adequate capital levels, our multi-family real estate loan portfolio has decreased during the last several years. At December 31, 2015, we had multi-family real estate loans of $7.6 million compared to $16.9 million at December 31, 2009. To assist us in increasing this segment of our loan portfolio, in 2016 we have made an arrangement with several individuals with experience in multi-family real estate lending to refer business to the Bank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

The multi-family real estate loans we originate generally have a maximum term of five years and are secured by apartment buildings located within the greater Chicago area. The interest rates on these loans are generally fixed during the initial term. Should the loan be renewed at maturity, the rates are adjusted to current market rates and the loan is extended for an additional three to five years. Rates are tied to certain indices, including the relevant Constant Maturity Treasury Bill Index or prime rate plus a margin. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%. Most of our multi-family loans have principal balances less than $1.0 million and include penalties for early repayment.

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

Multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2015, we had one multi-family real estate loan with an aggregate outstanding balance of $346,000 which was in non-accrual status.

At December 31, 2015, our largest multi-family loan had a balance of $1.2 million and was a participation with another financial institution secured by three buildings with a total of 60 units. At December 31, 2015, this loan this loan was performing in accordance with its terms and subsequently was paid off in February of 2016.

Home Equity Lending. We originate variable-rate home equity lines of credit and, to a lesser extent, fixed- and variable-rate loans secured by a lien on the borrower’s primary residence. Our home equity products are limited to 80% of the property value less any other mortgages.

Prior to 2010, we grew our home equity line of credit lending by expanding our home equity line of credit lending through product enhancements and more competitive pricing. However, our home equity line of credit lending decreased in the last few years as loans have paid off or refinanced into fixed rate amortizing loans. Our current home equity line of credit is a seven-year balloon product, meaning the entire balance is due at maturity. To determine the pro forma payment at the end of the original term for underwriting purposes, we assume the commitment is fully drawn and we use a 2.0% shock over the current rate and amortize the loan over a seven year term. Our current product carries an interest rate tied to the prime rate published in the Wall Street Journal with a margin that ranges from prime to prime minus 125 basis points. The product has a rate ceiling 17.5%. Our home equity line of credit loans generally have a floor ranging from 0.00% to 5.00%. A prepayment penalty is assessed if the line is closed within one year.

We currently also offer fixed rate home equity loans with a payment based on a 20 year amortization period, subject to a five year balloon. We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans. Our current home equity loan product carries an interest rate of 6.00% with no origination fees or 5.00% with a 1.00% fee.

We are in the process of creating a more competitive 20 year home equity line product that has an initial interest-only draw period and then automatically converts to a fully amortizing loan. This product will be an alternative to our current home equity line of credit product. The new product will be structured with a 5 year draw period and at the fifth anniversary date of funding, the outstanding balance will automatically convert to a 15 year fully amortizing fixed-rate loan. This new product will be offered at rates identical to the current product, and will carry an interest rate tied to the prime rate published in the Wall Street Journal with a margin that ranges from prime to prime minus 125 basis points. The interest rate at conversion to the fully amortizing loan will be based on the prime rate published in the Wall Street Journal plus the margin, in effect at the anniversary date. This rate is then fixed at that rate for the full repayment term. The rate ceiling will be 17.5% with a floor rate of 3.25%. A prepayment penalty will be assessed if the line is closed within one year.

With the implementation of the new origination and documentation system, we anticipated this new home equity line-of-credit product will be introduced by mid-2016.

At December 31, 2015, we had $4.6 million, or 7.8%, of gross loans in home equity loans and outstanding advances under home equity lines of credit and an additional $5.2 million of funds committed, but not advanced, under home equity lines of credit.

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

Between December 31, 2009 and December 31, 2014, commercial business loans decreased from $5.9 million to $826,000 and then increased during 2015 to $1.1 million. During the last several years we have developed a relationship with a private lending firm from which we purchase individual loans to medical practitioners for financing medical equipment and for working capital for establishing private practices. These loans are treated as a loan to one borrower, as the originating firm can replace any loan that is not performing as agreed with another performing loan from its own captive portfolio. We focus on the private lender as our primary source of repayment and require annual financial updates. At December 31, 2015, there were 19 loans to this firm that made up $1.1 million, or 95.7%, of our commercial loan portfolio. In the seven years of this relationship, there has not been a loan default to the Bank. We expect that we will continue this line of lending in the future.

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

At December 31, 2015, our largest commercial business loan relationship was the aforementioned private lending firm’s loans to medical practitioners with a balance of $1.1 million. At December 31, 2015, these loans were performing in accordance with their original terms.

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

In January 2014, we suspended new purchases under this agreement based on the review of risk concentrations in our portfolio, liquidity requirements, and economic conditions. Between December 31, 2009 and December 31, 2015, purchased automobile loans decreased from $7.2 million to $793,000. At this time we do not anticipate the resumption of the automobile purchase program given and current market conditions.

We also offer consumer loans directly to customers in our market area with acceptable credit ratings. At December 31, 2015, we did not have consumer loans other than automobile loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2015, we had no repossessed automobiles. There were no non-performing consumer loans at December 31, 2015. While the current amount of our repossessed assets and non-performing consumer loans is low, there can be no assurance that delinquencies in our consumer loan portfolio will not increase in the future.

Originations, Sales and Purchases of Loans

We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders, attorneys and others in the community. We occasionally offer incentives to employees for these loan referrals.

From time to time we sell loans based on asset/liability, risk-sharing and regulatory considerations. For instance, we may sell participation interests in our large multi-family, commercial real estate and commercial loans in order to diversify our risk or accommodate a borrower with a need in excess of our legal lending limit. At December 31, 2015, we serviced a single one- to four-family loan of $42,000 for others.

We have purchased, and may purchase in the future, loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available to us with favorable terms in our own market area. For instance, during 2012, in accordance with our asset/liability policy, we purchased $5.1 million of loans to supplement our originations. In addition, we have purchased on occasion participations in income-producing property and other loans. In 2015, we purchased $1.5 million in participations with other institutions. We generally use the same underwriting and approval standards in evaluating loan purchases as we do in originating loans. At December 31, 2015, approximately $7.9 million of our loan portfolio was serviced by others. While we intend to focus on internally generated originations, we may from time to time purchase participations in multi-family, commercial real estate and commercial loans with other financial institutions. The following table shows our loan origination, purchase and principal repayment activity during the periods indicated. Loans are presented net of loans in process and the allowance for loan losses. We did not sell any loans during the periods covered by the table.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2015	2014
	(In thousands)
Total loans, including loans held for sale, at beginning of period	$60,405	$70,560

Loans originated:
Real estate loans:
One- to four-family residential	$4,445	$6,133
Multi-family	—	—
Commercial	4,286	1,623
Construction	325	260
Commercial business loans	32	—
Other consumer loans	—	32

Total loans originated	9,088	8,048

Loans purchased:
Real estate loans:
Residential construction	$354	$—
Commercial	401	—
Commercial business loans	747	—
Other consumer loans	—	63

Total loans purchased	1,502	63

Add (Deduct):
Principal repayments	$(10,302)	$(13,752)
Commercial lines of credit, net	90	126
Home equity lines of credit, net	(2,785)	(4,147)
Provision for loan losses	40	—
Transfer from loan to repossessed assets	(351)	(182)
Net other	(151)	(311)

Net loan activity	(2,869)	(10,155)

Total loans receivable, net, including loans held for sale, at end of period	$57,536	$60,405

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

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
(Dollars in thousands)
At December 31, 2015
Real estate loans:
One- to four-family residential	—	$—	—	$—	3	$1,099	3	$1,099
Multi-family	—	—	—	—	1	346	1	346
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—

Total loans	—	$—	—	$—	4	$1,445	4	$1,445

At December 31, 2014
Real estate loans:
One- to four-family residential	—	$—	—	$—	5	$847	5	$847
Multi-family	—	—	—	—	1	353	1	353
Commercial	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	1	95	1	95
Automobile loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—

Total loans	—	$—	—	$—	7	$1,295	7	$1,295

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

The following table sets forth our amounts of classified assets, assets designated as special mention and total criticized assets (classified assets and loans designated as special mention) as of the dates indicated. Amounts shown at December 31, 2015 and December 31, 2014, include approximately $1.4 million and $1.3 million of nonperforming loans, respectively.

	At December 31,
	2015	2014
	(In thousands)
Classified assets:
Substandard	$1,445	$1,295
Doubtful	—	—
Loss	—	—

Total classified assets	1,445	1,295

Special mention	—	—

Total criticized assets	$1,445	$1,295

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

The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	At December 31
	2015	2014
	(In thousands)
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$1,030	$747
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total non-accrual loans	1,376	747

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total loans 90 days or more past due and still accruing	—	—

Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	69	100
Multi-family	346	353
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	95
Automobile loans	—	—
Other consumer loans	—	—

Total non-accruing troubled debt restructured loans	415	548

Total non-performing loans	1,445	1,295

Repossessed Assets:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	389	389
Construction	—	—
Land	87	102
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	13
Other consumer loans	—	—

Total foreclosed assets	476	504

Total non-performing assets	$1,921	$1,799

Total accruing troubled debt restructured loans	$1,549	$3,188

Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	2.47%	2.10%
Non-performing assets to total assets	2.29%	2.01%
Non-performing assets and accruing troubled debt restructurings to total assets	4.13%	5.57%

Non-performing Loans. At December 31, 2015, our non-performing loans, other than non-accruing troubled debt restructurings described below, included two one- to four-family loans totaling $1.0 million.

For the years ended December 31, 2015 and 2014, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $24,000 and 39,000, respectively. No interest income was recognized on such loans for the years ended December 31, 2015 and 2014.

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

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2015 and 2014, we had $415,000 and $548,000 in non-accruing troubled debt restructurings, respectively. At December 31, 2015, non-accrual troubled debt restructurings included a one- to four-family residential loan for $69,000 and a multi-family loan for $346,000,

Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay. At December 31, 2015 and 2014, we had $1.9 million and $3.2 million in accruing troubled debt restructurings, respectively. At December 31, 2015, accruing troubled debt restructurings included two one- to four-family residential loans totaling $541,000 and three multi-family loans totaling $1.4 million collateralized by six to 12 unit apartment buildings.

For the years ended December 31, 2015 and 2014, interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $131,000 and $200,000, respectively. Interest income recognized on such loans for the years ended December 31, 2015 and 2014 was $98,000 and $152,000, respectively.

Other Loans of Concern. At December 31, 2015, there were no other loans or other assets that are not disclosed above, including criticized and non-performing assets, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2015	2014
	(In thousands)
Allowance at beginning of period	$1,206	$1,302

Charge-offs:
Real estate loans:
One- to four-family residential	(284)	(96)
Multi-family	(28)	—
Commercial	—	—
Construction	—	—
Land	—	(6)
Home equity lines of credit	—	(18)
Commercial business loans	—	(207)
Automobile loans	(1)	(20)
Other consumer loans	—	(25)

Total charge-offs	(313)	(372)

Recoveries:
Real estate loans:
One- to four-family residential	—	6
Multi-family	—	60
Commercial	—	186
Construction	20	5
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	117	16
Automobile loans	—	2
Other consumer loans	1	1

Total recoveries	138	276

Net charge-offs	(175)	(96)

Provision for loan losses	(40)	—

Allowance at end of period	$991	$1,206

Ratios:
Net charge-offs to average loans outstanding during the period	0.30%	0.19%
Allowance for loan losses to non-performing loans at end of period	68.58%	93.13%
Allowance for loan losses to total loans at end of period	1.69%	1.96%

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

	At December 31,
	2015		2014
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allowance	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allowance
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$326	32.91%	$392	32.51%
Multi-family	157	15.84	354	29.35
Commercial	385	38.85	277	22.97
Construction	—	—	7	0.58
Land	5	0.50	6	0.50
Home equity lines of credit	70	7.06	96	7.96
Commercial business loans	12	1.21	8	0.66
Automobile loans	36	3.63	66	5.47
Other consumer loans	—	—	—	—

Total allocated allowance	991	100.00%	1,206	100.00%

Total allowance for loan losses	$991		$1,206

At December 31, 2015, our allowance for loan losses represented 1.69% of gross loans and 68.58% of non-performing loans.

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

Investment Activities

General. We utilize mortgage-backed and other securities in our asset/liability management. In making investment decisions, management considers, among other things, our yield and interest rate objectives, our interest rate risk and credit risk position, our loan volume, and our liquidity and cash flow. As of December 31, 2015, all of our investment securities were available-for-sale and were issued by U.S. government sponsored entities which the government has affirmed its commitment to support.

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

	At December 31,
	2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government-sponsored entities	$10,000	$9,939	$6,000	$5,966
U.S. government-sponsored entity mortgage-backed securities	518	545	632	670

Total	$10,518	$10,484	$6,632	$6,636

Securities Portfolio Maturities and Yields. The composition and contractual maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2015 were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. government-sponsored entity obligations	$—	—%	$10,000	1.45%	$—	—%	$—	—%	$10,000	$9,939	1.45%
U.S. government-sponsored entity mortgage-backed securities	—	—	49	5.50	105	5.50	364	2.21	518	545	3.19

Total securities available for sale	$—	$—%	$10,049	1.47%	$105	5.50%	$364	2.21%	$10,518	$10,484	1.54%

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

Deposits. The following table sets forth the distribution of our total deposits by account type, for the periods indicated.

	At or for the Years Ended December 31,
	2015				2014
	Average Balance	Amount	Percent	Weighted Average Rate	Average Balance	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposit accounts:
Interest bearing	$9,901	$9,733	13.23%	0.06%	$9,430	$9,530	11.91%	0.06%
Non-interest bearing	4,443	4,569	6.21	0.00	2,926	5,983	7.48	0.00
Money market accounts	13,401	13,165	17.90	0.15	14,680	13,680	17.10	0.15
Savings accounts	9,991	10,932	14.86	0.15	10,027	10,199	12.75	0.15
Certificates of deposit	38,321	35,158	47.80	0.84	44,374	40,593	50.76	0.85

Total deposits	$76,057	$73,557	100.00%	0.45%	$81,437	$79,985	100.00%	0.48%

As of December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $10.5 million. The following table sets forth the maturity of those certificates as of December 31, 2015.

At December 31, 2015
(In thousands)
Maturity period:
Three months or less	$1,460
Over three months through six months	583
Over six months through one year	1,980
Over one year	6,436

Total	$10,459

Borrowings. We currently have no borrowings. We have in the past, and may in the future, obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our loans and securities. At December 31, 2015, we had access to Federal Home Loan Bank advances of up to $4.4 million, subject to collateral pledging requirements.

We had no Federal Home Loan Bank of Chicago advances or other borrowings outstanding for the years ended December 31, 2015 and 2014.

Subsidiary Activities

Ben Franklin Financial has no direct or indirect subsidiaries other than Ben Franklin Bank of Illinois.

Personnel

At December 31, 2015, we had a total of 26 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relationships with our employees.

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

Set forth below is a brief description of material regulatory requirements that are or will be applicable to the Company and Ben Franklin Bank. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Company and Ben Franklin Bank.

Consent Order and Board Resolutions

On November 25, 2015 the Bank entered into a revised Consent Order (the “New Order”) with the OCC that reduces the Bank’s regulatory compliance burden. Concurrent with the execution of the New Order, the Bank’s prior Consent Order (the “Old Order”) entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order is comprised of two substantive articles as opposed to 12 substantive articles under the Old Order. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Consent Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Order. The New Order requires the Bank to revise its current capital plan to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its strategic plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements.

A federal savings bank is considered to be in “troubled condition” if (i) it has a composite rating of 4 or 5 under the Uniform Financial Institutions Rating System, (ii) it is informed in writing by the OCC that it has been designated as being in troubled condition, or (iii) it is subject to a formal enforcement order with the OCC, such as the New Order. Consequently, Ben Franklin Bank is in troubled condition, and is subject to additional regulatory restrictions that require it to:

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

The New Order requires that we make periodic reports to the OCC as to our compliance with the requirements of the New Order. The requirements of the New Order will remain in effect until the OCC suspends or terminates the New Order.

On March 27, 2014, Ben Franklin-Federal and Ben Franklin Financial, MHC adopted board resolutions requested by the Federal Reserve Board which prohibit us from paying dividends, increasing our debt or redeeming shares of Ben Franklin-Federal stock without prior written approval from the Federal Reserve Board. This resolution remains in effect for the Company with the completion of the reorganization in January 2015. We cannot determine when Company would no longer be subject to the conditions of the board resolutions.

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

The impact of the Dodd-Frank Act on our operations cannot be fully determined at this time. However, it is likely that the Dodd-Frank Act will continue to increase the regulatory burden, compliance costs and interest expense for Ben Franklin Financial and Ben Franklin Bank.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. At December 31, 2015, based on the 15% limitation, our loans-to-one-borrower limit was approximately $1.4 million. On the same date, we had no borrowers with outstanding balances in excess of this amount.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, which required us to either qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2015, we maintained 86.1% of our portfolio assets in qualified thrift investments and, therefore, we satisfied the QTL test.

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

Capital Requirements

Federal regulations require savings associations to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

As noted, the risk-based capital standards for savings associations require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

On November 25, 2015, Ben Franklin Bank entered into a New Order with the OCC (see “—Consent Order and Board Resolutions Above” above) which included a requirement to maintain a total risk-based capital ratio of at least 12% and a minimum Tier 1 leverage capital ratio of at least 8%. As a result of entering into the New Order to achieve and maintain specific capital levels, Ben Franklin Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at December 31, 2015. At December 31, 2015, Ben Franklin Bank had a Tier 1 leverage capital level of $8.6 million, or 10.0% which met the requirement of the minimum capital ratio established by the New Order. The Bank had a total risk-based capital level of $9.2 million, or 18.5% of risk-weighted assets which met the requirement of the New Order.

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

Our authority to extend credit to executive officers, directors or 10% or greater stockholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2015, we were in compliance with these regulations.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 23 basis points of total assets less tangible capital.

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

Holding Company Regulation

The Company is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Ben Franklin Bank.

As a savings and loan holding company, the Company’s activities will be limited to those activities permissible by law for financial holding companies, under certain circumstances described below, bank holding companies under section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending activities, insurance and underwriting equity securities. A savings and loan holding company must elect such status in order to engage in activities permissible for a financial holding company, must meet the qualitative requirements for a bank holding company to qualify as a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

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

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the Company’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of Ben Franklin Financial may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of the Company that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, the Company may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, the Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Federal Taxation

General. The Company and Ben Franklin Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Our tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or Ben Franklin Bank.

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

At December 31, 2015, our total federal and Illinois pre-1988 base year tax bad debt reserve was approximately $388,000. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

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

Net Operating Loss Carryovers. Generally we may carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, we have federal net operating losses of approximately $6.1 million which are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2030 through 2033. For financial reporting purposes, at December 31, 2015, we continue to maintain a valuation allowance established at December 31, 2009, based on our assessment of our ability to realize our net deferred tax asset due to continuing losses incurred.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from Ben Franklin Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and owns more than 20% of the stock. A corporation receiving a dividend may deduct only 70% of dividends if the corporation owns less than 20% of the dividend paying corporation.

State and Local Taxation

Illinois State Taxation. The Company and Ben Franklin Bank are required to file Illinois income tax returns and pay tax at a stated tax rate of 9.5% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2015, we have Illinois net operating losses of approximately $7.8 million which are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2019 through 2027.

As a Maryland business corporation, The Company is required to file an annual report with and pay franchise taxes to the state of Maryland.

Item 1A.	Risk Factors

Ben Franklin Bank is subject to a Consent Order with the OCC, including an individual minimum capital requirement that may adversely affect our operations and our financial performance. The Company has also adopted a board resolution requested by the Federal Reserve Board which, among other things, prohibit us from paying dividends, increasing our debt or redeeming shares of the Company’s stock without prior written approval from the Federal Reserve Board. Continued compliance with the Consent Order and board resolutions may restrict our operations and adversely affect our financial condition and results of operations.

On November 25, 2015 the Bank entered into a revised Consent Order (the “New Order”) with the OCC that reduces the Bank’s regulatory compliance burden. Concurrent with the execution of the New Order, the Bank’s prior Consent Order (the “Old Order”) entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order is comprised of two substantive articles as opposed to 12 substantive articles under the

Old Order. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Order. The New Order requires the Bank to revise its current capital plan to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its strategic plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements.

A federal savings bank is considered to be in “troubled condition” if (i) it has a composite rating of 4 or 5 under the Uniform Financial Institutions Rating System, (ii) it is informed in writing by the OCC that it has been designated as being in troubled condition, or (iii) it is subject to a formal enforcement order with the OCC, such as the New Order. Consequently, Ben Franklin Bank is in troubled condition, and is subject to additional regulatory restrictions that require it to:

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

The New Order requires that we make quarterly progress reports to the OCC as to our compliance with the requirements of the Consent Order. The requirements of the New Order will remain in effect until the OCC suspends or terminates the New Order. Failure to comply with the New Order could result in additional enforcement actions by the OCC. We have incurred significant expense in complying with the Old Order, and continued compliance with the New Order may restrict our operations or result in continued expense, either of which may adversely affect our financial condition and results of operations. For more information regarding the New Order, see “Regulation and Supervision—Consent Order and Board Resolutions.”

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

We cannot determine when Ben Franklin Financial would no longer be subject to the New Order or conditions of the board resolutions.

Our business strategy, which contemplates asset and liability growth, including significant loan growth, was recently adopted and implemented and has not yet had the time to be proven successful. If we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.

In January 2016, the Board of Directors of Ben Franklin Bank approved a strategic plan which was submitted it to the OCC for their supervisory non-objection in accordance with the New Order. The plan contemplates growth in assets and liabilities, including significant loan growth, over the next several years. Under the plan, we intend to increase our one-to four- family, commercial and multi-family real estate loans, home equity lines of credit and, to a lesser extent, commercial business loans, while attracting favorably priced deposits. The plan includes the purchase of one- to four-family and multi-family loans to supplement our internal production to increase our interest income. The plan also includes a decrease in compensation and benefits primarily due to salary adjustments and staffing changes. Over the past several years we have incurred substantial additional expenses including salaries related to new lending officers and related support staff. Unless we can successfully implement our strategic plan, our financial condition and results of operations will continue to be negatively affected by these increased costs.

The successful implementation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area. In addition, our ability to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial and multi-family real estate loans, home equity lines of credit and commercial business loans. Growth opportunities may not be available and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branches to attract enough favorably priced deposits to generate the revenue needed to offset the associated expenses. Assuming the successful execution of our business plan, we do not expect that we will return to profitability until fiscal 2018. We may be unsuccessful, however, in executing on our business plan and may not be able to return to profitability in the timeframe we expect, or at all.

If our problem assets increase, our results of operations may decline.

At December 31, 2015, our non-performing assets were 2.29% of our total assets and consisted of $415,000 of non-accrual troubled debt restructurings, $1.0 million of non-accrual loans, and $476,000 of repossessed assets. In addition, our classified assets totaled $1.4 million at December 31, 2015. Our problem assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or repossessed assets. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. We also write down the value of properties in our repossessed assets to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our repossessed assets. Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations and implementation of our business strategy. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, a sustained increase in interest rates generally would tend to reduce our interest income. At December 31, 2015, a portion (14.0%) of our loan portfolio was comprised of fixed-rate loans with remaining terms of over 15 years while a significant portion (46.5%) of our certificates of deposit had terms of one year or less. In the event that interest rates suddenly rise our interest expense may rise more quickly than our interest income. Consequently, we may experience a related decrease in our net interest income.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of our securities classified as available for sale changes inversely with changes in interest rates. At December 31, 2015, the fair value of our portfolio of investment securities classified as available for sale totaled $10.5 million. At that date, net unrealized loss on these securities totaled $34,000.

Our business plan contemplates an increase in our origination of commercial and multi-family real estate loans and, to a lesser extent, commercial business loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate.

Pursuant to our strategic plan, we intend to increase our level of one- to four-family, multi-family and commercial real estate loans and, to a lesser extent, our commercial business loan originations. Given their larger balances and the complexity of the underlying collateral, commercial and multi-family real estate loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial and multi-family properties typically depends upon the successful operation of the real property securing the loan. If the cash flow from the property is reduced, the borrower’s ability to repay the loan may be impaired. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time, may be illiquid and may fluctuate in value based on the success of the business. A secondary market for most types of commercial real estate, commercial business and multi-family loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. If these loans become non-performing, we may have to increase our provision for loan losses which would negatively affect our results of operations.

Our small size makes it more difficult for us to compete.

Our small asset size makes it more difficult to compete with other community banks which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. At December 31, 2015, we had $84.1 million of total assets, $57.5 million of loans receivable, net of the allowance for loan losses, $10.5 million of available-for-sale investment securities, $73.6 million of total deposits and $9.4 million of total equity. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Our small size also means that we are not always able to offer competitive salaries and benefits. In addition, our smaller customer base makes it relatively more difficult to generate significant noninterest income from other activities. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

A worsening of economic conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and, until recently, unemployment levels remained high despite the Federal Reserve Board’s unprecedented efforts to encourage economic growth by maintaining low interest rates through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. Recovery by many businesses has been impaired by lower consumer spending. If the Federal Reserve Board continues to increase the federal funds rate or more rapidly curtails its bond purchasing program, higher interest rates would likely result, which may reduce our loan originations, and housing markets and U.S. economic activity would be negatively affected. Our operations are significantly affected by national and local economic conditions. Substantially all of our loans are to businesses and individuals in the metropolitan Chicago area. Both of our branches and most of our deposit customers also are located in this area. A decline in the economies in which we operate could have a material adverse effect on our business, financial condition and results of operations.

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

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Our emphasis on loan growth and on increasing our originations of multi-family and commercial real estate loans and commercial business loans, as well as any future credit deterioration, could require us to further increase our allowance in the future. Additions to the allowance would decrease our net income. At December 31, 2015, our allowance for loan losses was $991,000, or 68.58% of non-performing loans and 1.69% of gross loans, compared to $1.2 million, or 93.13% non-performing loans and 1.96% of gross loans at December 31, 2014.

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

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2015, we had a $3.3 million net deferred tax asset, excluding the valuation allowance. In 2009, we established a full valuation allowance for our net deferred tax asset after evaluating the positive and negative evidence regarding our ability to generate future taxable income in order to utilize the deferred tax asset in accordance with U.S. GAAP. At December 31, 2015, our valuation allowance was $3.3 million. U.S. GAAP requires more weight be given to objective evidence, and since realization is dependent on future operating results, our three-year cumulative operating loss carried more weight than forecasted earnings.

Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the net deferred tax asset ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. The net deferred tax asset at December 31, 2015 will not become fully realizable until our future earnings will support realization of the asset. In addition, future events such as the expiration of net operating loss carryfowards, capital raises or transactions that result in a change in control, could trigger the application of certain tax laws which materially limit the utilization of the net deferred tax asset. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. It is possible that we could ultimately not be able to use or lose a significant portion of the net deferred tax asset. Realization of our net deferred tax asset would significantly improve our results of operations and capital.

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

Although the New Order requires that Ben Franklin Bank currently maintain certain capital levels, the new rules described above, the new rules will impact Ben Franklin Bank and Ben Franklin Financial if the Consent Order is terminated. The application of more stringent capital requirements for Ben Franklin Bank and Ben Franklin Financial could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

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

Properties

We operate from our main office in Arlington Heights, Illinois and our branch office in Rolling Meadows, Illinois. Set forth below is information related to our headquarters and branch locations. The net book value of our facilities was $408,000 at December 31, 2015. The net book value of our real property described below in the table is as of December 31, 2015.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:

830 East Kensington Road Arlington Heights, Illinois 60004	Leased	2007	$408

Branch Office:

3148 Kirchoff Road Rolling Meadows, Illinois 60008	Leased	1991	$—

The net book value of our furniture, fixtures, and equipment (including computer software) at December 31, 2015 was $68,000.

Item 3.	Legal Proceedings

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

On September 8, 2014, the Board of Directors of Ben Franklin Financial, MHC (the “MHC”) and the Board of Directors of Ben Franklin Financial, Inc. (“Ben Franklin-Federal”) adopted a new Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Ben Franklin Financial, Inc., a Maryland Corporation (“Ben Franklin Financial” or the “Company”), was organized and the MHC converted from the mutual holding company form of organization to the fully public form on January 22, 2015. As part of the conversion, the MHC’s ownership interest of Company was offered for sale in a public offering. The existing publicly held shares of Ben Franklin-Federal, were exchanged for 0.3562 new shares of common stock of the Company. The exchange ratio ensured that immediately after the conversion and public offering, the public shareholders of Ben Franklin-Federal owned the same aggregate percentage of the Company common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, the Company became the holding company of Ben Franklin Bank of Illinois and succeeded to all of the business and operations of Ben Franklin-Federal and each of Ben Franklin-Federal and Ben Franklin Financial, MHC ceased to exist.

Our shares of common stock are quoted on the OTC Pink Marketplace under the symbol “BFFI”. The approximate number of shareholders of record of the Company common stock as of March 25, 2016 was 154. On that same date there were 696,339 shares of common stock outstanding.

The following table presents the high and low bid quotations for Company’s common stock for the years ended December 31, 2015 and 2014. The stated high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. We have never paid a dividend on our common stock. We have adjusted the share prices for 2014 to reflect the 0.3562 exchange ratio. The Company began trading on the OTC Pink Marketplace on January 23, 2015.

	Bid Price Per Share
	High	Low
Year Ending December 31, 2015
Fourth quarter	$12.09	$10.85
Third quarter	12.12	11.30
Second quarter	12.00	9.75
First quarter	10.50	9.83

Year Ended December 31, 2014
Fourth quarter	11.51	7.44
Third quarter	9.83	7.02
Second quarter	7.72	6.32
First quarter	8.00	6.32

The Company adopted board resolutions requested by the Federal Reserve Board which, among other things, prohibit us from paying dividends without prior written approval from the Federal Reserve Board. We cannot determine when the Company will no longer be subject to the conditions of the board resolutions. See “Supervision and Regulation—Consent Order and Board Resolutions.”

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

The declaration of dividends on our shares of common stock is subject to statutory and regulatory requirements. Specifically, the Federal Reserve Board has issued a policy statement proving that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Federal regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with the its capital needs and overall financial condition. In addition, the Company will be subject to Maryland state law limitations on the payment of dividends. Further, the Company will not be permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by the Company in connection with the conversion.

Dividends we can declare and pay to our stockholders will depend, in part, upon receipt of dividends from Ben Franklin Bank, because initially we will have no source of income other than dividends from Ben Franklin Bank, earnings from the investment of proceeds from the sale of shares of common stock, and interest payments received in connection with the loan to the employee stock ownership plan. Ben Franklin Bank will not be permitted to make a capital distribution to the Company if, after making such distribution, it would be undercapitalized. Ben Franklin Bank must generally file an application with the OCC for approval of a capital distribution if the total capital distributions for the applicable calendar year exceed the sum of Ben Franklin Bank’s net income for that year to date plus its retained net income for the preceding two years or Ben Franklin Bank would not be at least adequately capitalized following the distribution. In addition, any payment of dividends by Ben Franklin Bank to Ben Franklin Financial that would be deemed to be drawn from Ben Franklin Bank’s bad debt reserves established prior to 1988, if any, would require a payment of taxes at the then-current tax rate by Ben Franklin Bank on the amount of earnings deemed to be removed from the pre-1988 bad debt reserves for such distribution. Ben Franklin Bank does not intend to make any distribution that would create such a federal tax liability. For further information concerning additional federal law and regulations regarding the ability of Ben Franklin Bank to make capital distributions, including the payment of dividends to the Company, see “Taxation—Federal Taxation” and “Regulation and Supervision—Capital Distributions.”

The Company files a consolidated federal tax return with Ben Franklin Bank. Accordingly, it is anticipated that any cash distributions made by us to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal tax purposes. Additionally, pursuant to Federal Reserve Board regulations, during the three-year period following the conversion, we will not make any capital distribution to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

The Company did not repurchase any of its common stock during 2015.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of the Company and subsidiaries for the years and at the dates indicated. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2015 and 2014 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of the Company, beginning at page 61 of this annual report. The information at and for the year ended December 31, 2013 is derived in part from audited financial statements that are not included in this annual report.

	At December 31,
	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$84,057	$89,484	$96,361
Cash and cash equivalents	9,265	19,014	19,960
Loans receivable, net	57,536	60,405	70,560
Certificates of deposit in other financial institutions	4,635	—	—
Securities available for sale at fair value	10,484	6,636	2,904
Federal Home Loan Bank stock	921	921	921
Total deposits	73,557	79,985	85,744
Total equity	9,399	8,179	9,617

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Selected Operating Data:
Interest income	$3,001	$3,237	$3,882
Interest expense	366	433	559

Net interest income	2,635	2,804	3,323
Provision for loan losses	(40)	—	565

Net interest income after provision for loan losses	2,675	2,804	2,758
Non-interest income	323	95	204
Non-interest expense	4,015	4,314	3,757

Loss before income taxes	(1,017)	(1,415)	(795)
Income tax provision	15	1	32

Net loss	$(1,032)	$(1,416)	$(827)

	At or For the Years Ended December 31,
	2015	2014	2013
Selected Financial Ratios and Other Data:

Performance Ratios (1):
Return on assets (ratio of net income (loss) to average total assets)	(1.18)%	(1.55)%	(0.84)%
Return on equity (ratio of net income (loss) to average equity)	(10.35)%	(15.35)%	(7.87)%
Interest rate spread (2)	3.02%	3.11%	3.41%
Net interest margin (3)	3.10%	3.17%	3.49%
Efficiency ratio (4)	144.27%	146.24%	108.84%
Non-interest expense to average total assets	4.59%	4.71%	3.80%
Average interest-earning assets to average interest-bearing liabilities	118.70%	112.68%	112.07%
Loans to deposits	79.57%	77.03%	83.81%
Average equity to average total assets	11.40%	10.07%	10.62%

Asset Quality Ratios:
Non-performing loans to gross loans	2.47%	2.10%	3.21%
Non-performing assets to total assets	2.29%	2.01%	3.52%
Allowance for loan losses to non-performing loans	68.58%	93.13%	56.41%
Allowance for loan losses to total loans	1.69%	1.96%	1.81%
Net charge-offs to average gross loans	0.30%	0.19%	1.77%

Capital Ratios:
Equity to total assets at end of period	11.2%	9.1%	10.0%
Total capital (to risk-weighted assets) (5)	18.5%	15.5%	14.8%
Common equity Tier I capital (to risk-weighted assets) (5)	17.3%	—	—
Tier I capital (to risk-weighted assets) (5)	17.3%	14.3%	13.6%
Tier I capital (to total adjusted assets) (5)	10.0%	8.7%	9.2%

Other Data:
Number of full service banking offices	2	2	2
Full-time equivalent employees	26	26	24

(1)	All ratios are expressed as percentages.
(2)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income excluding net gains (losses on the sale of other assets.
(5)	Capital ratios are for Ben Franklin Bank only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of the Company and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2015 and 2014 and our results of operations for the years ended December 31, 2015 and 2014. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page 61 of this annual report. The Company had not engaged in any activities at December 31, 2014; therefore, the information reflected in this section reflects the financial performance of Ben Franklin-Federal and subsidiaries.

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

We have recorded net losses in each of the years from 2008 through 2015. The primary reasons for our net losses during the years 2008 through 2012 were increases in non-performing assets due to the severe recession that began in 2008, which resulted in increases in loans charged off and provisions for loan losses. We also experienced increases in non-interest expenses, including expenses associated with managing and working out our repossessed assets, and regulatory compliance. In past three years, we have also experienced the decrease in interest income due to the decrease in the balance of our loan portfolio. Our efforts to address the credit related losses has result in the decrease in our non-performing assets from a peak of $6.7 million, or 5.81% of total assets at December 31, 2010, to $1.6 million, or 1.87% of total assets, at December 31, 2015. In addition, the provision for loan losses has decreased from a peak of $1.9 million for the year ended December 31, 2012, to a $40,000 credit for the year ended December 31, 2015.

Despite the improvements in asset quality, we have continued to record net losses. Net losses equaled $1.0 million for 2015 and $1.4 million for the year ended December 31, 2014. The primary reason for our continued losses is a reduction in net interest income due to a decrease in the size of our loan portfolio, ongoing cost to resolve our non-performing assets, and in 2015 the additional costs associated with being a public company. Our asset size has decreased over the past several years primarily due to the decrease in the size of our loan portfolio. Our efforts to resolve the requirements under the Old Order we entered into with the OCC on December 19, 2012 resulted in the Bank entering into the New Consent Order on November 25, 2015 that significantly reduces the Bank’s regulatory compliance burden focuses primarily on the Bank’s strategic and capital planning. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Consent Order. The New Order requires the Bank to revise its current capital plan to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its strategic plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements. See “Supervision and Regulation—Consent Order and Board Resolutions.”

As with most financial institutions, our results of operations have also been impacted by the increased cost of operating in today’s regulatory environment. Our costs have also increased with the cost of being a public company. We do not believe that we can materially reduce certain noninterest expenses in the current environment without impairing our customer service, competitiveness and our ability to maintain regulatory compliance. Our results of operations will be negatively impacted until we are able to increase our net interest income relative to our noninterest expense. Accordingly, we have adopted a strategic plan to increase our net interest income by growing our earnings base, especially the size of our loan portfolio and reducing levels of non-interest expense.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a community-oriented financial institution. We understand the financial needs of our local customers and we offer a broad range of financial products and services specifically designed to meet those needs. To further this key strategy, we seek opportunities to deepen our existing customer relationships and to establish our brand in areas of the community where we are not yet well recognized. Our board of directors has also recently adopted a strategic plan to increase our net interest income by growing our loan portfolio through a combination of our origination efforts and through the acquisition of loan pools from other sources. To meet our internal growth assumptions we have developed a referral sources to help us meet our multi-family real estate production goals. The strategic plan also includes a reduction in non-interest expense primarily compensation expense through salary adjustments for senior officers and changes in staffing through realignment of positions and the elimination of a vacant opening. While we believe that the additional capital raised in the conversion will allow us to refocus our lending efforts and grow our loan portfolio, it may take a significant amount of time for us to accomplish our goals. The board of directors recognizes that continuing to decrease asset size in order to maintain capital levels is not a viable business strategy and that the Bank needs to increase asset size through the increase in the loan portfolio in order to reach and sustain profitability.

Based on the above, we do not anticipate net income until we experience significant growth in our earning assets base pursuant to our business plan. Assuming the successful execution of our business plan, we expect that we will return to profitability for the year ending December 31, 2018. There can be no assurances, however, that we will successfully execute on our business plan and be able to return to profitability in the timeframe we expect or at all.

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

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Assets. Total assets at December 31, 2015 were $84.1 million compared to $89.5 million at December 31, 2014, a decrease of $5.4 million or 6.0%. This decrease was primarily due to the $9.7 million decrease in our cash and cash equivalents, the $2.9 million decrease in our loan portfolio, and the $1.2 million decrease in our other assets, partially offset by the $4.6 million increase in our certificates of deposit in other financial institutions and the $3.8 million increase in the balance of our securities available for sale.

During the year ended December 31, 2015, our home equity line of credit loan portfolio decreased $2.8 million, our multi-family loan portfolio decreased $2.2 million, our one- to- four family residential portfolio decreased $1.1 million, and our automobile loan portfolio decreased $603,000. These decreases were partially offset by the $3.6 million increase in our commercial real estate loan portfolio and the $286,000 increase in our commercial business loan portfolio. The decreases were primarily due to the repayments from existing loans exceeding the $10.6 million of new loans originated and purchased and $1.5 million of new equity line-of-credit commitments during 2015.

At December 31, 2015 our allowance for loan losses was $991,000 or 1.69% of total loans compared to $1.2 million or 1.96% of total loans at December 31, 2014. Our allowance reflected $313,000 of loans charged-off for the year ended December 31, 2015 partially offset by $138,000 of recoveries primarily due to the discounted payoff settlement of a non-performing loan, resulting in a recovery of $117,000, and a credit for loan losses of $40,000. Our loans classified as substandard or doubtful increased to $1.4 million or 2.5% of total loans at December 31, 2015 compared to $1.3 million or 2.1% of total loans at December 31, 2014. Our loans classified as troubled debt restructurings (“TDRs”) totaled $2.0 million at December 31, 2015 of which $1.9 million were accruing compared to $3.7 million of TDRs at December 31, 2014 of which $3.2 million were accruing. Our allowance for loan losses reflects the improving credit quality of our loan portfolio, the decreasing historical losses, and the continued recoveries of prior charge-offs.

Our securities portfolio increased $3.8 million or 58.0% to $10.5 million at December 31, 2015 primarily due to the purchase of $13.0 million of callable government sponsored entities notes to increase interest income earned on our excess liquidity until loan origination volume begins to increase. These increases were primarily offset by the call of $9.0 million government sponsored entity note and repayments on mortgage-backed securities. Our cash and cash equivalents decreased $9.7 million to $8.3 million at December 31, 2015 primarily due to the purchase of securities and $4.6 million of certificates of deposit in other financial institutions.

Our repossessed assets decreased $28,000 for the twelve months ended December 31, 2015 primarily due the sale of three automobiles with a recorded value of $24,000, a $14,000 partial write-down of land, and the sale of two repossessed residential properties with a recorded value of $340,000, partially offset by the transfer of two residential loans totaling $340,000 and two automobile loans totaling $11,000 into repossessed assets. The sales of repossessed assets resulted in a net gain of $175,000 for the twelve months ended December 31, 2015.

Our other assets decreased $1.2 million during the year ended December 31, 2015 primarily due to $812,000 of costs incurred for the Company’s stock offering in 2014. These costs were netted against the gross proceeds of the stock offering which increase the capital of the Company. At the close on January 22, 2015, the stock offering resulted in gross proceeds of $3.9 million, through the sale of 390,474 shares of common stock at a price of $10.00 per share. Expenses related to the offering were approximately $1.4 million. Net proceeds of the offering were approximately $2.5 million.

Liabilities. Our total liabilities decreased $6.6 million or 8.2% to $74.7 million at December 31, 2015. Our deposits decreased by $6.4 million or 8.0% to $73.6 million at December 31, 2015 compared to $80.0 million at December 31, 2014. The decrease was primarily due to the $5.4 million or 13.4% decrease in our certificate of deposit accounts to $35.2 million and the $1.2 million or 7.8% decrease in our demand accounts. The $1.4 million decrease in our non-interest bearing demand deposits was primarily due to the $2.9 million of funds deposited for the Company’s stock offering that, net of conversion costs, constituted the additional capital of the Company at the closing of the offering in January of 2015. Management has elected to not aggressively price deposits resulting in some deposit run-off to help manage the Company’s capital and liquidity position over the past several years.

Stockholders’ Equity. Total stockholders’ equity at December 31, 2015 was $9.4 million, an increase of $1.2 million or 14.9% from December 31, 2014. The increase resulted primarily from the $2.5 million of net proceeds from the stock offering partially offset by the net loss of $1.0 million for the year ended December 31, 2015.

Comparison of Operating Results for the Years ended December 31, 2015 and December 31, 2014

General. For the year ended December 31, 2015 our net loss was $1.0 million compared to a net loss of $1.4 million for the year ended December 31, 2014. The decrease in our net loss was primarily due to the increase in our non-interest income, a decrease in our non-interest expenses, and a credit for loan losses, partially offset by the decrease in our net interest income.

Interest Income. Interest income was $3.0 million for the year ended December 31, 2015, $236,000 or 7.3% less than the prior year period. Interest income from loans decreased $315,000 or 10.1% to $2.8 million for the year ended December 31, 2015. The decrease in income from loans was primarily due to the $7.3 million decrease in the average balance of our loan portfolio to $57.3 million for the year ended December 31, 2015 compared to $64.6 million for the prior year period, partially offset by an 8 basis point increase in yield. The decrease in the average balance of loan portfolio was due to repayments, pay-offs, transfers of loans to repossessed assets, and low origination volume for loans. The decrease included a $3.5 million decrease in the average balance of our home equity line of credit portfolio, a $1.7 million decrease in the average balance of our multi-family and commercial real estate loan portfolio, a $1.0 million decrease in the average balance of our one- to- four family residential loan portfolio, and a $805,000 decrease in our consumer loan portfolio. The average yield of our loan portfolio was 4.92% for the year December 31, 2015 compared to 4.84% for the prior year period.

Interest income from securities was $131,000 for the year ended December 31, 2015 compared to $74,000 the prior year period. The average balance of our securities portfolio increased $5.3 million to $10.1 million for the year ended December 31, 2015 compared to the prior year period primarily due to the purchase of $13.0 million of government sponsored entity notes during 2015 partially offset by the call of $9.0 million of government sponsored entity notes and repayments on mortgage-backed securities. The average yield on securities for the year ended December 31, 2015 was 1.30% compared to 1.55% for the prior year period due to the lower yields on new purchases and the repayments on higher yielding mortgage-backed securities. Interest income from interest earning deposits increased to $53,000 for the year ended December 31, 2015 compared to $31,000 the prior year period. The average balance of our interest earning deposits decreased $1.4 million to $17.7 million for the year ended December 31, 2015 compared to the prior year period primarily due to the increase in our securities portfolio.

Interest Expense. Interest expense for the year ended December 31, 2015 was $366,000, a decrease of $67,000 or 15.5% from the prior year period due to the decrease in interest expense on deposits. The average cost of deposits decreased to 0.51% for the year ended December 31, 2015 compared to 0.55% for the prior year period as the average cost of our certificate of deposit accounts decreased to 0.85% for the year ended December 31, 2015 compared to 0.88% for the prior year period due to the general low market interest rates. The average balance of our certificate of deposit accounts decreased $6.1 million to $38.3 million for 2015. We have not aggressively priced our certificate of deposit accounts to stabilize the decline, given our high level of liquidity and low loan origination volume.

Net Interest Income. Net interest income for the year ended December 31, 2015 was $2.6 million compared to $2.8 million for the year ended December 31, 2014, a decrease $169,000 or 6.0%. For the year ended December 31, 2015, the average yield on interest-earning assets was 3.53% and the average cost of interest-bearing liabilities was 0.51% compared to 3.66% and 0.55%, respectively, for the year ended December 31, 2014. The decrease in the average yield of our interest earning assets was primarily due to the decline in the average balance of our loan portfolio due to the payoff of higher yielding loans and the increase in the balance of our lower yielding securities. These changes resulted in a decrease in our net interest rate spread and net interest margin to 3.02% and 3.10% respectively for the year ended December 31, 2015 compared to a net interest rate spread of 3.11% and net interest margin of 3.17% for the prior year period.

Provision for Loan Losses. We had a $40,000 credit for loan losses for the year ended December 31, 2015 compared to no provision for the year ended December 31, 2014. The negative provision reflected the continued recoveries of prior charge-offs. At December 31, 2015, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the year ended December 31, 2015, non-interest income was $323,000 compared to $95,000 for the year ended December 31, 2014 primarily due to the $175,000 net gain on the sale of two single family residential properties and three repossessed automobiles for 2015, compared to the $51,000 net loss on sales for the prior year period which included the sale of two parcels of land, a single family residential property and four repossessed automobiles. Fees for originating loans for other financial institutions increased $35,000 for the year ended December 31, 2015 compared to none in the prior year period. These increases were partially offset by the $19,000 decrease in income from repossessed assets for the year December 31, 2015 compared to the prior year period.

Non-interest Expense. For the year ended December 31, 2015, our non-interest expense totaled $4.0 million compared to $4.3 million for the year ended December 31, 2014, a decrease of 6.9%. Our repossessed asset costs decreased $317,000 primarily due to lower write-downs of real estate properties during 2015 compared to the prior year period. Our compensation and employee benefit expense increased $36,000 primarily due to the increase in staff during 2015 and additional ESOP costs due to the additional shares from our conversion. Our data processing fees decreased by $39,000 primarily due to lower costs for the renewal of our data processing contract. Our professional fees increased $81,000 primarily due to an increase in legal fees. Other costs decreased $43,000 primarily due to costs related to the collateral reviews of our retail loan portfolio in 2014.

Income Tax. We recorded immaterial amounts for income taxes for the year ended December 31, 2015 and 2014.

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

	For the Years Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$57,282	$2,817	4.92%	$64,643	$3,132	4.84%
Available-for-sale securities	10,065	131	1.30%	4,788	74	1.55%
Other interest-earning assets (1)	17,667	53	0.30%	19,037	31	0.16%

Total interest-earning assets	85,014	3,001	3.53%	88,468	3,237	3.66%

Noninterest-earning assets	2,438			3,117

Total assets	$87,452			$91,585

Interest-bearing liabilities:
Demand deposit accounts	$9,901	6	0.06%	$9,430	5	0.06%
Money market accounts	13,401	20	0.15%	14,680	22	0.15%
Savings accounts	9,991	15	0.15%	10,027	15	0.15%
Certificates of deposit	38,321	325	0.85%	44,374	391	0.88%

Total interest-bearing liabilities	71,614	366	0.51%	78,511	433	0.55%
Noninterest-bearing demand deposits	4,443			2,926
Other liabilities	1,424			924

Total liabilities	77,481			82,361
Stockholders’ equity	9,971			9,224

Total liabilities and stockholders’ equity	$87,452			$91,585

Net interest income		$2,635			$2,804

Net interest rate spread (2)			3.02%			3.11%

Net interest-earning assets (3)	$13,400			$9,957

Net interest margin (4)			3.10%			3.17%

Average interest-earning assets to interest-bearing liabilities	118.71%			112.68%

(1)	Consists of stock in the FHLB of Chicago, certificates of deposit in other financial institutions, and cash equivalents.
(2)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended December 31, 2015 vs. 2014			For the Years December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(363)	$48	$(315)	$(514)	$(150)	$(664)
Investment securities	67	(10)	57	38	(24)	14
Other interest-earning assets	2	24	22	5	—	5

Total interest-earning assets	(298)	62	(236)	(471)	(174)	(645)

Interest-bearing liabilities:
Demand deposit accounts	1	—	1	—	(4)	(4)
Money market accounts	(2)	—	(2)	(4)	(18)	(22)
Savings accounts	—	—	—	1	—	1
Certificates of deposit	(53)	(13)	(66)	(58)	(43)	(101)

Total interest-bearing liabilities	(54)	(13)	(67)	(61)	(65)	(126)

Change in net interest income	$(244)	$75	$(169)	$(410)	$(109)	$(519)

Management of Market Risk

Our asset/liability management strategy attempts to manage the impact on net interest income, our primary source of earnings, of changes in interest rates. An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized an internal model to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States Treasury yield curve. This financial model uses a discounted cash flow analysis for measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the estimated changes that would occur to our NPV as of December 31, 2015 in the event of designated changes in the United States Treasury yield curve.

At December 31, 2015
		Estimated Increase (Decrease) in NPV		NPV as Percentage of Present Value of Assets (3)
Changes in Interest Rates (basis points)(1)	Estimated NPV (2)	Amount	Percent	NPV Ratio(4)	Changes in Basis Points
	(Dollars in thousands)
+300	$12,988	$208	2%	16.43%	1.22%
+200	12,893	113	1	15.96	0.75
+100	12,921	141	1	15.67	0.46
0	12,780	—	—	—	—
-100	12,296	(484)	(4)	14.42	(0.79)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Management also uses an internal model to forecast the impact of changes in market interest rates on the Bank’s net interest income over a twelve month time horizon. Set forth below is an analysis of the estimated changes that would occur to our net interest income for the twelve months ended December 31, 2015 in the event of designated changes in the United States Treasury yield curve.

For the Twelve Months Ended December 31, 2015
		Estimated Increase (Decrease) in Net Interest Income
Changes in Interest Rates (basis points)(1)	Estimated Net Interest Income	Amount	Percent
(Dollars in thousands)
+300	$3,781	$701	23%
+200	3,554	474	15
+100	3,284	204	7
0	3,080	—
-100	2,699	(301)	(12)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities for the years ended December 31, 2015 and 2014 were ($24,000) and ($1.1) million. Net cash from investing activities consisted primarily of disbursements for loan originations investment security purchases, and investments in certificates of deposit in other financial institution purchases, offset by principal collections on loans and payments on investment securities and sales of repossessed assets. Net cash flows from investing activities for the years ended December 31, 2015 and 2014 were ($5.5) million and $6.6 million. Net cash from financing activities consisted primarily of activity in deposits and escrow accounts and in 2015, from the net proceeds of our stock offering. Net cash flows from financing activities for the years ended December 31, 2015 and 2014 were ($4.3) million and ($6.5) million.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $9.3 million. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds.

At December 31, 2015, we had $5.6 million of outstanding commitments for unused lines of credit. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. We anticipate that we will have sufficient funds available to meet our current loans commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2015 totaled $16.3 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

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

Quantitative measures established by regulation to help ensure capital adequacy require Ben Franklin Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. On November 25, 2015, Ben Franklin Bank entered into the New Order with the OCC (see “Supervision and Regulation—Consent Order and Board Resolutions”) which among other things included a requirement to maintain a total risk-based capital ratio of at least 12% and a minimum Tier 1 leverage capital ratio of at least 8%. Ben Franklin Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at December 31, 2015. At December 31, 2015, the Bank met the requirements of the minimum capital ratios of the New Order.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 11 of the notes to the consolidated financial statements beginning on page 88.

For the years ended December 31, 2015 and 2014, we did not engage in any off-balance-sheet transactions other than loan origination commitments and unused lines of credit in the normal course of our lending activities.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements that are applicable to Ben Franklin Financial, please see Note 1 of the notes to the consolidated financial statements beginning on page 66.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ben Franklin Financial, Inc.

Arlington Heights, Illinois

We have audited the accompanying consolidated statements of financial condition of Ben Franklin Financial, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ben Franklin Financial, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        Crowe Horwath LLP

Oak Brook, Illinois

March 25, 2016

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except per share amounts)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$958	$969
Interest-earning deposit accounts and federal funds sold	8,307	18,045

Cash and cash equivalents	9,265	19,014
Certificates of deposit in other financial institutions	4,635	—
Securities available-for-sale at fair value	10,484	6,636
Loans receivable, net (allowance for loan losses: 2015 - $991; 2014 - $1,206	57,536	60,405
Federal Home Loan Bank stock	921	921
Premises and equipment, net	475	557
Repossessed assets, net	476	504
Accrued interest receivable	185	188
Other assets	80	1,259

Total assets	$84,057	$89,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - non-interest-bearing	$4,569	$5,983
Demand deposits - interest-bearing	9,733	9,530
Savings deposits	10,932	10,199
Money market deposits	13,165	13,680
Certificates of deposit	35,158	40,593

Total deposits	73,557	79,985
Advances from borrowers for taxes and insurance	559	682
Other liabilities	387	524
Common stock in ESOP subject to contingent purchase obligation	155	114

Total liabilities	74,658	81,305

Stockholders’ equity
Preferred stock, no par value; 1,000,000 authorized shares; no shares issued and outstanding 2015 and 2014	—	—
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding, net of treasury shares – 696,339 shares at December 31, 2015 and 694,574 shares December 31, 2014 [1]	7	20
Additional paid-in-capital	10,308	8,233
Treasury stock, at cost – no shares at December 31, 2015 and 24,318 shares at December 31, 2014 [1]	—	(462)
Retained earnings	(177)	855
Unearned Employee Stock Ownership Plan (ESOP) shares	(563)	(355)
Accumulated other comprehensive income	(21)	2
Reclassification of ESOP shares	(155)	(114)

Total equity	9,399	8,179

Total liabilities and stockholders’ equity	$84,057	$89,484

1.	Share amounts for 2014 have been adjusted to reflect the completion of the Company’s conversion offering on January 22, 2015 and the exchange of the existing shares of Ben Franklin Financial, Inc. (a Federal Corporation) at an exchange ratio of .3562 for each existing share.

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2015	2014
Interest income
Loans	$2,817	$3,132
Securities	131	74
Federal funds sold and interest-earning deposit accounts	53	31

	3,001	3,237

Interest expense
Deposits
Demand-interest-bearing	6	5
Savings	15	15
Money market	20	22
Certificates of deposit	325	391

	366	433

Net interest income	2,635	2,804

Credit for loan losses	(40)	—

Net interest income after credit for loan losses	2,675	2,804

Non-interest income
Service fees	75	85
Gain (loss) on sale of repossessed assets, net	175	(51)
Other	73	61

	323	95

Non-interest expense
Compensation and employee benefits	1,930	1,894
Occupancy and equipment	623	628
Data processing	317	356
Professional fees	482	401
FDIC insurance premiums	185	197
Repossessed assets expense, net	90	407
Other	388	431

	4,015	4,314

Loss before income taxes	(1,017)	(1,415)

Income tax provision	15	1

Net loss	$(1,032)	$(1,416)

Weighted average common shares outstanding	659,562	680,777
Loss per common share, basic and diluted	$(1.56)	$(2.08)

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Year Ended December 31,
	2015	2014
Net loss	$(1,032)	$(1,416)

Other comprehensive loss
Unrealized holding losses arising during the period	(38)	(3)
Tax effect	(15)	(1)

Total net comprehensive loss	(23)	(2)

Comprehensive loss	$(1,055)	$(1,418)

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2014	$20	$8,269	$(462)	$2,271	$(406)	$4	$(79)	$9,617

Net loss	—	—	—	(1,416)	—	—	—	(1,416)
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Earned ESOP shares	—	(36)	—	—	51	—	—	15
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(35)	(35)

Balance at December 31, 2014	$20	$8,233	$(462)	$855	$(355)	$2	$(114)	$8,179

Net loss	—	—	—	(1,032)	—	—	—	(1,032)
Other comprehensive loss	—	—	—	—	—	(23)	—	(23)
Earned ESOP shares	—	(30)	—	—	65	—	—	35
Reclassification due to conversion	(13)	13	—	—	—	—	—	—
Net proceeds from common stock offering	—	2,504	—	—	—	—	—	2,504
Funds from termination of MHC	—	50	—	—	—	—	—	50
Addition to ESOP due to conversion	—	—	—	—	(273)	—	—	(273)
Retirement of treasury stock due to conversion	—	(462)	462	—	—	—	—	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(41)	(41)

Balance at December 31, 2015	$7	$10,308	$—	$(177)	$(563)	$(21)	$(155)	$9,399

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(1,032)	$(1,416)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	103	116
Earned ESOP shares	35	15
Credit for loan losses	(40)	—
(Gain) loss on sale of repossessed assets, net	(175)	51
Write down of repossessed assets	14	237
Deferred income taxes	15	1
Changes in:
Deferred loan costs	11	24
Accrued interest receivable	3	42
Other assets	1,179	(386)
Other liabilities	(137)	193

Net cash from operating activities	(24)	(1,123)

Cash flows from investing activities
Principal repayments on mortgage-backed securities	114	266
Purchase of securities available-for-sale	(13,000)	(5,000)
Call of securities available-for-sale	9,000	1,000
Purchase of certificates of deposits in other financial institutions	(4,635)	—
Net decrease in loans	2,547	9,951
Sales of other assets	540	465
Expenditures for premises and equipment	(21)	(37)

Net cash from investing activities	(5,455)	6,645

Cash flows from financing activities
Net decrease in deposits	(6,428)	(5,759)
Net proceeds from common stock offering	2,231	—
Funds from termination of MHC	50	—
Deferred conversion costs	—	(812)
Net change in advances from borrowers for taxes and insurance	(123)	103

Net cash from financing activities	(4,270)	(6,468)

Net change in cash and cash equivalents	(9,749)	(946)

Cash and cash equivalents at beginning of period	19,014	19,960

Cash and cash equivalents at end of period	$9,265	$19,014

Supplemental disclosures of cash flow information
Interest paid	$366	$433
Transfers from loans to repossessed assets	351	182

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Ben Franklin Financial, Inc., a Maryland Corporation (“the Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (“the Bank”). All significant intercompany transactions and balances are eliminated in consolidation.

Ben Franklin Financial (“Ben Franklin Federal”) was organized on October 18, 2006 and was a majority-owned subsidiary of Ben Franklin Financial, MHC (“the MHC”). On September 8, 2014, the Board of Directors of the MHC and the Board of Directors of Ben Franklin Federal adopted a new Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, the Company was organized and the MHC converted from the mutual holding company form of organization to the fully public form on January 22, 2015. As part of the conversion, the MHC’s ownership interest of the Ben Franklin Federal was offered for sale in a public offering. The existing publicly held shares of the Ben Franklin Federal, were exchanged for 0.3562 of new shares of common stock of the Company. The exchange ratio ensured that immediately after the conversion and public offering, the public stockholders of Ben Franklin Federal owned the same aggregate percentage of the Company common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, the Company became the holding company of Ben Franklin Bank of Illinois and succeeded to all of the business and operations of the Ben Franklin Federal and each of Ben Franklin Federal and the MHC ceased to exist.

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

As of and for the Years Ended December 31, 2015 and 2014

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

As of and for the Years Ended December 31, 2015 and 2014

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

The general component, which covers non-impaired loans and loans collectively evaluated for impairment, is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following two portfolio segments have been identified: first mortgage loans and commercial, consumer and other loans. The first mortgage portfolio segment is comprised of the following classes: one-to-four family, multifamily, commercial real estate, land, and construction. The commercial, consumer, and other portfolio segment is comprised of the following classes: home equity lines of credit, commercial, automobile, and other consumer loans.

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

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Cook County and the surrounding collar counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these areas.

Financial instruments that potentially subject the Bank to concentrations of credit risk include deposit accounts in other financial institutions. At December 31, 2015, the Bank had non-interest bearing deposits amount to $715 with Bankers Bank and interest bearing deposits of $8,307 with the Federal Reserve Bank. At December 31, 2014, the Bank had non-interest-bearing deposits amounting to $579 with Bankers Bank and interest bearing deposits of $18,043 with the Federal Reserve Bank.

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

Repossessed Assets: Foreclosed assets are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Employee Stock Ownership Plan: The cost of shares issued to the employee stock ownership plan (“ESOP”) but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the fair value of the shares as they are committed to be released for allocation to participant accounts. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP shares is reclassified from stockholders’ equity.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. No stock options or awards were granted during the years ended December 31, 2015 and 2014.

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

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. The Company has not identified any material unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefit to significantly change in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2015, or December 31, 2014.

Earnings Per Share: Basic earnings per common share is net loss divided by the weighted average number of common shares outstanding during the period, including allocated and committed-to-be released ESOP shares. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options using the treasury stock method. Because of the Company’s net loss for the years ended December 31, 2015 and December 31, 2014, all stock options were excluded from the computation of diluted loss per share as they were considered anti-dilutive.

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

As of and for the Years Ended December 31, 2015 and 2014

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

Recently Issued But Not Yet Effective Accounting Standards:

In January 2016 the FASB released accounting standards update 2016-01 Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016 the FASB issued Accounting Standards Update 2016-02 Leases (Topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management has not yet determined the impacts of this update on the Company’s financial position, results of operations or cash flows.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 2 - RECURRING LOSSES

The Company has incurred losses since 2008. The Company recently incurred net losses of $1,032 during the year ended December 31, 2015 and $1,416 during the year ended December 31, 2014. The losses are largely a result of our declining net interest income and increasing non-interest expense related to professional fees, and in 2014, write-downs on repossessed assets. Despite these losses, the Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio was 18.5% and 10.0% at December 31, 2015.

The Company has $334 and $43 of cash at December 31, 2015 and December 31, 2014. The Company completed the public offering of common stock in January 2015, raising $2,504, net of $1,401 in conversion costs. The proceeds of the public stock offering were used to contribute $2,000 of additional capital to the Bank. In addition, $273 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $314 of the net proceeds were retained by Ben Franklin Financial, Inc. The Company contributed $375 to the Bank during 2014 to meet the Bank’s capital requirements during the year.

On November 25, 2015 the Bank entered into a revised Consent Order (the “New Order”) with the Office of the Comptroller of the Currency (“OCC”) that reduces the Bank’s regulatory compliance burden. Concurrent with the execution of the New Order, the Bank’s prior Consent Order (the “Old Order”) entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order is comprised of two substantive articles as opposed to 12 substantive articles under the Old Order. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Consent Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Consent Order. The New Consent Order requires the Bank to revise its current capital plan to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its strategic plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements. At December 31, 2015 the Bank was in compliance with the required minimum ratios. At December 31, 2014, prior to the completion of the Company’s stock offering, the Bank was not in compliance with the Tier 1 leverage ratio but was in compliance with the total risk-based capital ratio.

If the Bank is unable to meet the capital requirements and other requirements of the New Order, the OCC may institute other corrective measures and has enforcement powers to impose additional restrictions on the Bank’s operations, including seizure. Although management believes that it will successfully maintain the required capital ratios, there can be no assurance that they will be able to do so, nor that they will be able to comply fully with the provisions of the Order. Only the OCC has the ability to determine whether or not the provisions of the Order have been met.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
U.S. government-sponsored entities	$10,000	$4	$(65)	$9,939
Residential mortgage-backed	518	27	—	545

Total	$10,518	$31	$(65)	$10,484

December 31, 2014
U.S. government-sponsored entities	$6,000	$—	$(34)	$5,966
Residential mortgage-backed	632	38	—	670

Total	$6,632	$38	$(34)	$6,636

There were no sales of securities available-for-sale during the years ended December 31, 2015 and 2014. There were no securities pledged to secure any of the borrowings of the Company as of December 31, 2015 and December 31, 2014.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity at December 31, 2015. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2015
	Amortized Cost	Fair Value
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	10,000	9,939
Five to ten years	—	—
Residential mortgage-backed	518	545

Total	$10,518	$10,484

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE (Continued)

The following table summarizes securities with unrealized losses at December 31, 2015 and 2014, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
December 31, 2015
U.S. government sponsored entities	$5,947	$(53)	$988	$(12)	$6,935	$(65)

December 31, 2014
U.S. government sponsored entities	$3,985	$(15)	$981	$(19)	$4,966	$(34)

As of December 31, 2015 and 2014, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

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

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
	2015	2014
First mortgage loans
Secured by one-to-four-family residences	$30,368	$31,430
Secured by multi-family residences	7,592	9,834
Secured by commercial real estate	13,941	10,324
Secured by land	192	213
Construction loans	—	260

Total first mortgage loans	52,093	52,061

Commercial, consumer, and other loans
Home equity lines of credit	4,574	7,360
Commercial loans	1,112	826
Automobile loans	798	1,401
Other consumer loans	—	2

Total commercial, consumer, and other loans	6,484	9,589

Gross loans	58,577	61,650

Premiums and net deferred loan origination costs	(50)	(39)
Allowance for loan losses	(991)	(1,206)

	$57,536	$60,405

As of and for the years ended December 31, 2015 and 2014, there were no loans outstanding to principal officers, directors and other affiliates.

Activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2015	2014
Beginning balance	$1,206	$1,302
Credit for loan losses	(40)	—
Loans charged off	(313)	(372)
Recoveries	138	276

Ending balance	$991	$1,206

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the years ended 2015 and 2014:

	First Mortgages					Commercial, Consumer and Other
	One-to-four- family	Multi- family	Commercial Real Estate	Land	Construction	Home Equity Lines-of- credit	Commercial	Other Automobile	Consumer	Total
December 31, 2015

Beginning balance	$392	$354	$277	$6	$7	$96	$8	$66	$—	$1,206
Credit for loan losses	218	(169)	108	(1)	(27)	(26)	(113)	(29)	(1)	(40)
Loans charged off	(284)	(28)	—	—	—	—	—	(1)	—	(313)
Recoveries	—	—	—	—	20	—	117	—	1	138

Total ending allowance balance December 31, 2015	$326	$157	$385	$5	$—	$70	$12	$36	$—	$991

December 31, 2014

Beginning balance	$589	$252	$300	$7	$—	$78	$20	$56	$—	$1,302
Provision for loan losses	(107)	42	(209)	5	2	36	179	28	24	—
Loans charged off	(96)	—	—	(6)	—	(18)	(207)	(20)	(25)	(372)
Recoveries	6	60	186	—	5	—	16	2	1	276

Total ending allowance balance December 31, 2014	$392	$354	$277	$6	$7	$96	$8	$66	$—	$1,206

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

The following tables represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impairment method as of December 31, 2015 and 2014:

	Loan Balance			Allowance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
2015
One-to-four-family	$1,640	$28,728	$30,368	$67	$259	$326
Multi-family	1,354	6,238	7,592	52	105	157
Commercial real estate	—	13,941	13,941	—	385	385
Land	—	192	192	—	5	5
Construction	—	—	—	—	—	—
Home equity lines of credit	—	4,574	4,574	—	70	70
Commercial	—	1,112	1,112	—	12	12
Automobile	—	798	798	—	36	36
Other consumer	—	—	—	—	—	—

Total	$2,994	$55,583	$58,577	$119	$872	$991

	Loan Balance			Allowance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
2014
One-to-four-family	$1,403	$30,027	$31,430	$78	$314	$392
Multi-family	2,985	6,849	9,834	247	107	354
Commercial real estate	—	10,324	10,324	—	277	277
Land	—	213	213	—	6	6
Construction	—	260	260	—	7	7
Home equity lines of credit	—	7,360	7,360	—	96	96
Commercial	95	731	826	—	8	8
Automobile	—	1,401	1,401	—	66	66
Other consumer	—	2	2	—	—	—

Total	$4,483	$57,167	$61,650	$325	$881	$1,206

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

The following tables present information related to impaired loans by class of loans as of and for the years ended December 31, 2015 and 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
2015
With no related allowance recorded
One-to-four-family	$1,519	$1,099	$—	$1,040	$50	$50
Multi-family	800	625	—	1,154	—	—
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	49	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	2,319	1,724	—	2,243	50	50

With an allowance recorded
One-to-four-family	541	541	67	548	26	26
Multi-family	729	729	52	740	38	38
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—		—

Total with a related allowance recorded	1,270	1,270	119	1,288	64	64

Total	$3,589	$2,994	$119	$3,531	$114	$114

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

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

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 and 2014 by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
2015
One-to-four-family	$—	$—	$—	$1,099	$29,269	$30,368
Multi-family	—	—	—	346	7,246	7,592
Commercial real estate	—	—	—	—	13,941	13,941
Land	—	—	—	—	192	192
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	4,574	4,574
Commercial	—	—	—	—	1,112	1,112
Automobile	—	—	—	—	798	798
Other consumer	—	—	—	—	—	—

Total	$—	$—	$—	$1,445	$57,132	$58,577

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
2014
One-to-four-family	$—	$—	$—	$847	$30,583	$31,430
Multi-family	—	—	—	353	9,481	9,834
Commercial real estate	—	—	—	—	10,324	10,324
Land	—	—	—	—	213	213
Construction	—	—	—	—	260	260
Home equity line of credit	—	—	—	—	7,360	7,360
Commercial	—	—	—	95	731	826
Automobile	—	—	—	—	1,401	1,401
Other consumer	—	—	—	—	2	2

Total	$—	$—	$—	$1,295	$60,355	$61,650

Nonperforming loans (nonaccrual loans and loans past due 90 days and still on accrual) include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2015, and December 31, 2014 and based on the most recent analysis performed, the risk category by loans is as follows:

	Pass	Substandard	Doubtful	Total
December 31, 2015
One-to-four-family	$29,269	$1,099	$—	$30,368
Multi-family	7,246	346	—	7,592
Commercial real estate	13,941	—	—	13,941
Land	192	—	—	192
Construction	—	—	—	—
Home equity lines of credit	4,574	—	—	4,574
Commercial	1,112	—	—	1,112
Automobile	798	—	—	798
Other consumer	—	—	—	—

Total	$57,132	$1,445	$—	$58,577

December 31, 2014
One-to-four-family	$30,583	$847	$—	$31,430
Multi-family	9,481	353	—	9,834
Commercial real estate	10,324	—	—	10,324
Land	213	—	—	213
Construction	260	—	—	260
Home equity lines of credit	7,360	—	—	7,360
Commercial	731	95	—	826
Automobile	1,401	—	—	1,401
Other consumer	2	—	—	2

Total	$60,355	$1,295	$—	$61,650

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

Troubled Debt Restructurings

Our troubled debt restructurings totaled $1,964 and $3,736 at December 31, 2015 and 2014. There were no loans modified as troubled debt restructurings during the years ended December 31, 2015 and 2014.

There were two loans modified as troubled debt restructurings with a balance of $415 which are being reported as nonaccrual as of December 31, 2015, one of which totaling $69 is paying as agreed under the terms of the modification. There were three loans modified as troubled debt restructurings with a balance of $548 which are being reported as nonaccrual as of December 31, 2014, two of which totaling $448 are paying as agreed under the terms of the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the year ended December 31, 2015, there were no payment defaults within 12 months following the modifications. During the year ended December 31, 2014 one loan totaling $231, secured by a multi-family building, had payments in default and subsequently paid off resulting in a $60 recovery.

At December 31, 2015, the Company has allocated $119 to specific reserves on $1,271 of loans to customers whose loan terms have been modified in troubled debt restructurings. As of December 31, 2014, the Company has allocated $293 to specific reserves on $2,904 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of December 31, 2015 and December 31, 2014 to customers with outstanding loans that are classified as troubled debt restructurings.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2015	2014
Leasehold improvements	$907	$884
Furniture and fixtures	610	612

	1,517	1,496
Accumulated depreciation	(1,042)	(939)

	$475	$557

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 6 - DEPOSITS

Deposit accounts with balances greater than $250 totaled $3,291 and $5,084 at December 31, 2015, and December 31, 2014. Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2015 and 2014 were $419 and $866.

The scheduled maturities of certificates of deposit are as follows for the twelve months ending:

December 31, 2015
2015	$16,333
2016	13,114
2017	2,936
2018	2,094
2019	681

$35,158

Deposits from principal officers, directors and other affiliates were $130 at December 31, 2015 and $197 at December 31, 2014. There were no brokered deposits at December 31, 2015 and 2014.

NOTE 7 - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel Ill rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31. 2014 are calculated using Basel I rules.

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. On November 25, 2015 the Bank entered into a New Order with the OCC that reduces the Bank’s regulatory compliance burden. Concurrent with the execution of the New Order, the Old Order entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Consent Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Order. As a result of entering into the New Order to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at December 31, 2015 and 2014. While under the New and Old Order, the Bank cannot be consider “well capitalized”.

The Company completed the public offering of common stock in January 2015, raising $2,504, net of $1,401 in conversion costs. The proceeds of the public stock offering were used to contribute $2,000 of additional capital to the Bank. The Company contributed $375 to the Bank during 2014 to meet the Bank’s capital requirements during the year.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

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

The allowance for loan losses is limited to 1.25% of risk weighted assets. As of December 31, 2015, and December 31, 2014, $373 and $539 was excluded from the allowance for loan losses in the calculation of total regulatory capital.

Actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required By the Respective Orders
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital (to risk-weighted assets)	$9,235	18.5%	$3,992	8.0%	$5,988	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	8,607	17.3	2,245	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	8,607	17.3	2,994	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	8,607	10.0	3,450	4.0	6,901	8.0

December 31, 2014
Total capital (to risk-weighted assets)	$8,510	15.5%	$4,387	8.0%	$7,129	13.0%
Tier 1 (core) capital (to risk-weighted assets)	7,818	14.3	2,193	4.0	N/A	N/A
Tier 1 (core) capital (to adjusted total assets)	7,818	8.7	3,580	4.0	8,054	9.0

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 8 - EMPLOYEE BENEFITS

All share or per share amounts referenced in this note have be adjusted to reflect the conversion offering exchange ratio of .3562.

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778 from the Company and used those funds to acquire 27,699 shares of the Company’s stock in connection with the reorganization at a price of $28.07 per share. On January 22,

2015, the ESOP borrowed $273 from the Company and used those funds to acquire 27,333 shares of the Company’s stock in connection with the reorganization at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. During the years ended

December 31, 2015 and 2014, the Company made contributions to the ESOP of $88 and $69 and the ESOP made the annual principal and interest payments on the loan of $88 and $69.

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP shares may become a liability. During the years ended December 31, 2015 and 2014, no ESOP shares were distributed to participants.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $35 and $15 for the years ended December 31, 2015 and 2014.

Shares held by the ESOP were as follows:

	December 31,
	2015	2014
Shares committed to be released [1]	3,172	1,806
Allocated shares [1]	13,448	11,642
Unearned ESOP shares [1]	36,801	12,640

Total ESOP shares [1]	53,421	26,088

Fair value of unearned ESOP shares	$423	$124

Fair value of allocated shares subject to repurchase obligation	$155	$114

1.	Share amounts for 2014 have been adjusted to reflect the conversion offering exchange ratio of .3562 for each existing share

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

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 8 - EMPLOYEE BENEFITS (Continued)

and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 13,849 shares may be issued as restricted stock awards. No more than 34,624 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, the Company granted restricted stock awards for 12,275 common shares and stock options for 30,896 common shares under the Plan, all of which vest over a five-year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $26.28 per share, which was the closing price of the stock on the grant date, adjusted to reflect the conversion offering exchange ratio of .3562. No options have been exercised or forfeited as of December 31, 2015, and December 31, 2014. The options have no intrinsic value as of December 31, 2015, and December 31, 2014.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes). Since the Company stock had been outstanding less than two years at the time of the grant, expected volatilities as of the April 17, 2008 grant date were based on historical stock price volatilities of other micro-cap banks and bank holding companies. The expected term represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. No stock options were granted in 2015 and 2014. There was no stock option expense for the year ended December 31, 2015 and 2014 since the stock options were fully vested prior to January 1, 2014.

A summary of the activity in the stock option plan for 2015 follows:

	Shares [1]	Weighted Average Exercise Price [1]	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	29,163	$26.28	3.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2015	29,163	$26.28	2.3	$—

Fully vested and expected to vest	29,163	26.28	2.3	$—

Exercisable at December 31, 2015	29,163	$26.28	2.3	$—

The fair value of the restricted stock awards was $26.28 per share, which was the closing price of the stock on the April 17, 2008 grant date, adjusted to reflect the conversion offering exchange ratio of .3562. At December 31, 2015 and 2014, there were 12,275 restricted stock awards vested and none forfeited. There was no restricted stock award expense for the years ended December 31, 2015 and 2014 since the restricted stock was fully vested prior to January 1, 2014. As of December 31, 2015 and 2014, there was no unrecognized compensation cost related to non-vested shares granted under the Plan.

The value of stock options and restricted stock awards as of the grant date were expensed over the five-year vesting period.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 9 - INCOME TAXES

The income tax expense consists of the following:

	Year Ended December 31,
	2015	2014
Currently refundable taxes
Federal	$—	$—
State	—	—

Total refundable taxes	—	—
Deferred tax benefit	407	543

Change in valuation allowance for deferred tax assets	(422)	(544)

Income tax expense	$(15)	$(1)

The income tax (expense) benefit differs from the amounts determined by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as a result of the following items:

	December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
Income tax benefit computed at the statutory federal rate	$346	34.0%	$481	34.0%
State tax and other items	61	6.0	62	3.5
Change in valuation allowance	(422)	(41.5)	(544)	(37.5)

	$(15)	(1.5)%	$(1)	(0.0)%

The net deferred tax asset consists of the following:

	December 31,
	2015	2014
Deferred tax assets
Accumulated depreciation	$313	$281
Bad debts	388	472
Reserve for off-balance-sheet loss	4	10
Deferred loan fees	20	20
Federal net operating loss carryforwards	2,062	1,662
Illinois net operating loss carryforwards	435	374
ESOP	27	28
Deferred rent	53	53
Stock options and awards	18	18
Unrealized loss on securities available-for-sale	13	—
Repossessed asset valuation allowance	65	60
Deferred tax liabilities
Unrealized gain on securities available-for-sale	—	(2)
FHLB stock dividends	(89)	(89)

	3,309	2,887
Valuation allowance for deferred tax assets	(3,309)	(2,887)

Net deferred tax asset	$—	$—

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 9 - INCOME TAXES (Continued)

The Company established a valuation allowance for net deferred tax assets based on management’s assessment of the ability to realize the deferred tax asset primarily based on the tax losses incurred in recent years and, under current law, the inability to recover any additional taxes paid in prior years. As of December 31, 2015, state net operating losses of $7,834 are being carried forward and will be available to reduce future taxable income. These state net operating loss carryforwards will expire beginning in 2019 through 2027 if not utilized to reduce future taxable income.

The Company’s net operating losses for federal income taxes were $6,063 and $4,886 as of December 31, 2015 and 2014 of which $6,063 are being carried forward to reduce taxable income in future years. These federal net operating loss carryforwards will begin to expire in 2030.

The Company is subject to federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2013.

NOTE 10 - EARNINGS PER SHARE

The following table presents the components used to compute basic and diluted loss per share:

	For the Year Ended December 31,
	2015	2014
Net loss available to common stockholders	$(1,032)	$(1,416)
Weighted average common shares outstanding	659,562	680,777
Dilutive effect of non-vested stock awards and assumed exercises of stock options	—	—
Basic and diluted loss per share	$(1.56)	$(2.08)

1	Share and per share amounts for 2014 have been adjusted to reflect the conversion offering exchange ratio of .3562 for each existing share.

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

	December 31, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$—	$—	$—	$380
Unused lines of credit	—	5,685	—	9,851

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 11 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

The Bank leases its main office facility under a noncancelable fifteen-year operating lease that matures in 2022. The Bank leases its branch facility under a noncancelable three-year operating lease that matures on November 30, 2017. The Bank has entered into an agreement with the current landlord of the branch facility to relocate the current office to another unit within the current retail center and has entered into a noncancelable ten year lease agreement which will commence after 120 days of notice from the landlord that the premise is ready for tenant improvements. The Bank also entered into a termination agreement with the landlord of the branch facility for the existing three year lease as part of the relocation agreement. The Bank anticipates the relocation will be completed by the end of the second quarter of 2016. Minimum rental commitments under the leases are as follows for the twelve months ending:

December 31,
2016	$260
2017	268
2018	273
2019	279
2020	284
Thereafter	906

$2,270

Rent expense for the years ended December 31, 2015 and 2014 was $311 and $298. The Bank has entered into an agreement with the current landlord of its branch facility to relocate the current office to another unit within the current retail center and has entered into a noncancelable ten year lease agreement which will commence 120 days after notice from the landlord that the premise is ready for tenant improvements. The Bank anticipates improvement cost for the branch facility will be approximately $700 and will be completed by the end of the second quarter of 2016.

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

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets
Securities available for sale
U.S. government-sponsored entities	$9,939	$—	$9,939	$—
Residential mortgaged-backed	545	—	545	—

	$10,484	$—	$10,484	$—

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

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

There were no transfers between Level 1, Level 2, and Level 3 during the year ended December 31, 2015, or the year ended December 31, 2014.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	677	—	—	677

Total impaired loans	$1,402	$—	$—	$1,402

Repossessed assets
Land	$87	—	—	$87

Total repossessed assets	$87	$—	$—	$87

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

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

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $1,454 with a $52 valuation allowance at December 31, 2015. The impaired loans resulted in $259 provision for loan loss for the year ended December 31, 2015. At December 31, 2014, impaired loans had an aggregate balance of $2,653 with a $279 valuation allowance. The impaired loans resulted in no provision for loan loss for the year ended December 31, 2014.

Repossessed assets, consisting of other real estate owned, repossessed automobiles, and other repossessed assets are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $87 at December 31, 2015 consisting of the cost basis of $101 and a valuation allowance of $14. Repossessed assets were carried at $504 at December 31, 2014, consisting of the cost basis of $657 and a valuation allowance of $153. Write-downs on repossessed assets were $14 for the year ended December 31, 2015. Write-downs on repossessed assets were $237 for the year ended December 31, 2014.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and December 31, 2014:

December 31, 2015

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

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,265	$9,265	$—	$—	$9,265
Certificates of deposit in other financial institutions	4,635	—	4,635	—	4,635
Securities available-for-sale	10,484	—	10,484	—	10,484
Loans receivable, net	57,536	—	—	57,469	57,469
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	185	3	20	162	185

Financial liabilities
Demand, money market, and savings	$38,399	$38,399	$—	$—	$38,399
Certificates of deposits	35,158	—	35,024	—	35,024
Advances by borrowers for taxes and insurance	559	559	—	—	559
Accrued interest payable	—	—	—	—	—

		Fair Value Measurements at December 31, 2014 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,014	$19,014	$—	$—	$19,014
Securities available-for-sale	6,636	—	6,636	—	6,636
Loans receivable, net	60,405	—	—	61,858	61,858
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	188	—	15	173	188

Financial liabilities
Demand, money market, and savings	$39,392	$39,392	$—	$—	$39,392
Certificates of deposits	40,593	—	40,566	—	40,566
Advances by borrowers for taxes and insurance	682	682	—	—	682
Accrued interest payable	—	—	—	—	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 12 - FAIR VALUE MEASURES (Continued)

(b) Certificates of deposit in other financial institutions.

Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(c) Loans receivable, net

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

(d) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(e) Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value and is classified as Level 2 for securities and Level 3 for loans.

(f) Deposits

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

(g) Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value and is classified as Level 2.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 13 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Ben Franklin Financial, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31
	2015	2014
ASSETS
Cash and cash equivalents	$334	$43
Investment in bank subsidiary	8,586	7,820
ESOP loan	633	425
Other assets	6	5

Total assets	$9,559	$8,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$5	$—
Common stock in ESOP subject to contingent purchase obligation	155	114
Stockholders’ equity	9,399	8,179

Total liabilities and stockholders’ equity	$9,559	$8,293

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014
Income
Interest on ESOP loan	$22	$16
Other interest income	—	—

Total income	22	16

Expense
Non-interest expense	116	63

Loss before income taxes and undistributed subsidiary loss	(94)	(47)

Income tax benefit	—	—
Equity in undistributed subsidiary loss	(938)	(1,369)

Net loss	$(1,032)	$(1,416)

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

(Dollars in thousands except per share data)

NOTE 13 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(1,032)	$(1,416)
Adjustments
Earned ESOP shares	35	16
Equity in undistributed subsidiary loss	938	1,369
Change in other assets	(1)	—
Change in other liabilities	5	—

Net cash from operating activities	(55)	(31)

Cash flows from investing activities
Additional capital contribution to subsidiary bank	(2,000)	(375)
Payments on ESOP loan	65	53

Net cash from investing activities	(1,935)	(322)

Cash flows from financing activities
Net proceeds from common stock offering	2,231	—
Funds from termination of MHC	50	—

Net cash from investing activities	2,281	—

Net change in cash and cash equivalents	291	(353)

Beginning cash and cash equivalents	43	396

Ending cash and cash equivalents	$334	$43

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

This annual report does not include a management’s report regarding internal control over financial reporting. A Management’s report was not required pursuant to rules of the Securities and Exchange Commission that permit new public companies to not have such disclosures in their first annual report as a public company.

(c)	Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2016 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following are filed as a part of this report by means of incorporation by reference to Ben Franklin Financial, Inc.’s 2015 Annual Report to Stockholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2015 and 2014

(C)	Consolidated Statements of Operations - Years ended December 31, 2015 and 2014

(D)	Consolidated Statements of Comprehensive Loss – Years ended December 31, 2015 and 2014

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2015 and 2014

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Ben Franklin Financial, Inc. (1)

3.2	Bylaws of Ben Franklin Financial, Inc. (1)

4	Form of Common Stock Certificate of Ben Franklin Financial, Inc. (1)

10.1	Employment Agreement by and between Ben Franklin Bank of Illinois and C. Steven Sjogren (2)

10.2	Employment Agreement by and between Ben Franklin Bank of Illinois and Glen A. Miller (2)

10.3	Ben Franklin Bank of Illinois Employee Stock Ownership Plan (3)

10.4	Ben Franklin Financial, Inc. Equity Incentive Plan (4)

10.5	Form of Restricted Stock Agreement for Employees and Directors (5)

10.6	Form of Stock Option Agreement for Employees (5)

10.7	Form of Stock Option Agreement for Outside Directors (5)

10.8	Formal Agreement with the Office of the Comptroller of the Currency dated December 19, 2012 (1)

21	Subsidiaries of Registrant (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (v) the notes to the Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Registration Statement on Form S-1 (Registration No. 333-198702), originally filed with the Securities and Exchange Commission on September 9, 2014, as amended.
(2)	Incorporated by reference to the Current Report on Form 8-K filed on January 29, 2008 (File No. 000-52240).
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

BEN FRANKLIN FINANCIAL, INC.

Date: March 25, 2016	By:	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. Steven Sjogren C. Steven Sjogren	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 25, 2016

/s/ Glen A, Miller Glen A. Miller	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 25, 2016

/s/ Robert E. DeCelles Robert E. DeCelles	Director	March 25, 2016

/s/ Bernadine V. Dziedzic Bernadine V. Dziedzic	Director	March 25, 2016

/s/ Nicholas J. Raino Nicholas J. Raino	Director	March 25, 2016

/s/ James M. Reninger James M. Reninger	Director	March 25, 2016

/s/ David R. Stafseth David R. Stafseth	Director	March 25, 2016