Form 10-Q
period 2016-03-31
Ben Franklin Financial, Inc.
filed 2016-05-13
CIK 1618798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

Number of outstanding shares of common stock as of May 13, 2016: 696,339

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$908	$958
Interest-earning deposit accounts and federal funds sold	9,465	8,307

Cash and cash equivalents	10,373	9,265
Certificates of deposit in other financial institutions	4,635	4,635
Securities available-for-sale at fair value	8,531	10,484
Loans receivable, net (allowance for loan losses: $1,012; at March 31, 2016 - $991 at December 31, 2015	55,863	57,536
Federal Home Loan Bank stock	921	921
Premises and equipment, net	577	475
Repossessed assets, net	476	476
Accrued interest receivable	199	185
Other assets	160	80

Total assets	$81,735	$84,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - non-interest-bearing	$3,097	$4,569
Demand deposits - interest-bearing	10,571	9,733
Savings deposits	11,582	10,932
Money market deposits	12,975	13,165
Certificates of deposit	33,436	35,158

Total deposits	71,661	73,557
Advances from borrowers for taxes and insurance	363	559
Other liabilities	369	387
Common stock in ESOP subject to contingent purchase obligation	187	155

Total liabilities	72,580	74,658

Stockholders’ equity
Preferred stock, no par value; 1,000,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding, 696,339 shares at March 31, 2016 and December 31, 2015	7	7
Additional paid-in-capital	10,301	10,308
Retained deficit	(440)	(177)
Unearned Employee Stock Ownership Plan (ESOP) shares	(548)	(563)
Accumulated other comprehensive income	22	(21)
Reclassification of ESOP shares	(187)	(155)

Total equity	9,155	9,399

Total liabilities and stockholders’ equity	$81,735	$84,057

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Interest income
Loans	$716	$714
Securities	38	27
Federal funds sold and interest earning deposit accounts	21	7

	775	748

Interest expense
Deposits	81	94

	81	94

Net interest income	694	654

Provision for loan losses	—	—

Net interest income after provision for loan losses	694	654

Non-interest income
Service fee income	18	18
Gain on sale of other assets, net	—	34
Other	11	12

	29	64

Non-interest expense
Compensation and employee benefits	454	494
Occupancy and equipment	152	163
Data processing services	83	90
Professional fees	146	126
FDIC insurance premiums	44	47
Repossessed asset expenses, net	20	40
Other	114	99

	1,013	1,059

Loss before income taxes	(290)	(341)

Income tax benefit	(27)	(15)

Net loss	$(263)	$(326)

Loss per common share basic and diluted	(0.40)	(0.49)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net loss	$(263)	$(326)

Other comprehensive loss
Unrealized holding gains arising during the period	70	38
Tax effect	(27)	(15)

Net of tax	43	23

Comprehensive loss	$(220)	$(303)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2016 and 2015 – (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total

Balance at January 1, 2016	$7	$10,308	$—	$(177)	$(563)	$(21)	$(155)	$9,399
Net loss	—	—	—	(263)	—	—	—	(263)
Other comprehensive income	—	—	—	—	—	43	—	43
Earned ESOP shares and other stock based compensation	—	(7)	—	—	15	—	—	8
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(32)	(32)

Balance at March 31, 2016	$7	$10,301	$—	$(440)	$(548)	$22	$(187)	$9,155

Balance at January 1, 2015	$20	$8,233	$(462)	$855	$(355)	$2	$(114)	$8,179
Net loss	—	—	—	(326)	—	—	—	(326)
Other comprehensive income	—	—	—	—	—	23	—	23
Earned ESOP shares and other stock based compensation	—	(8)	—	—	15	—	—	7
Reclassification due to conversion	(13)	13	—	—	—	—	—	—
Net proceeds from common stock offering	—	2,504	—	—	—	—	—	2,504
Funds from termination of MHC	—	50	—	—	—	—	—	50
Addition to ESOP due to conversion	—	—	—	—	(273)	—	—	(273)
Retirement of treasury stock due to conversion	—	(462)	462	—	—	—	—	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(3)	(3)

Balance at March 31, 2015	$7	$10,330	$—	$529	$(613)	$25	$(117)	$10,161

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(263)	$(326)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	21	28
ESOP and other stock based compensation, net	8	7
Gain on sale of repossessed assets	—	(34)
Changes in:
Deferred loan costs	2	1
Accrued interest receivable	(14)	(9)
Other assets	(106)	825
Other liabilities	(18)	(32)

Net cash from operating activities	(370)	460

Cash flows from investing activities
Principal repayments on mortgage-backed securities	23	33
Calls and maturities of securities available for sale	3,000	1,000
Maturities of certificates of deposit in other financial institutions	980	—
Purchase of securities available for sale	(1,000)	(3,000)
Purchase of certificates of deposit in other financial institutions	(980)	—
Net decrease in loans	1,670	2,408
Sales of repossessed assets	—	90
Expenditures for premises and equipment	(123)	(4)

Net cash from investing activities	3,570	527

Cash flows from financing activities
Net decrease in deposits	(1,896)	(4,414)
Net proceeds from common stock offering	—	2,504
Funds from termination of MHC	—	50
Net change in advances from borrowers for taxes and insurance	(196)	(218)

Net cash from financing activities	(2,092)	(2,078)

Net change in cash and cash equivalents	1,108	(1,091)

Cash and cash equivalents at beginning of year	9,265	19,014

Cash and cash equivalents at end of period	$10,373	$17,923

Supplemental disclosures
Interest paid	$80	$93
Transfers from loans to repossessed assets	—	45

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Note 1 – Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Ben Franklin Financial, Inc. (the “Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s Annual Report for the year ended December 31, 2015. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s 2015 Annual Report.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposit accounts with the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

Note 2 – Recurring Losses

The Company has incurred losses since 2008. The Company recently incurred net losses of $263 for the three months ended March 31, 2016 and $1,032 during the year ended December 31, 2015. The losses are a result of our declines in interest earnings assets and our non-interest expenses exceeding our net interest income. Despite these losses, the Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio was 18.5% and 10.0% at March 31, 2016.

The Company had $319 and $334 of cash at March 31, 2016 and December 31, 2015. The Company completed the public offering of common stock in January 2015, raising $2,504, net of $1,401 in conversion costs. The proceeds of the public stock offering were used to contribute $2,000 of additional capital to the Bank. In addition, $273 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $314 of the net proceeds were retained by Ben Franklin Financial, Inc.

On November 25, 2015 the Bank entered into a revised Consent Order (the “New Order”) with the Office of the Comptroller of the Currency (“OCC”) that reduces the Bank’s regulatory compliance burden. Concurrent with the execution of the New Order, the Bank’s prior Consent Order (the “Old Order”) entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order is comprised of two substantive articles as opposed to 12 substantive articles under the Old Order. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Consent Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Consent Order. The New Consent Order requires the Bank to revise its current capital plan to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its strategic plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements. At March 31, 2016 and December 31, 2015 the Bank was in compliance with the required minimum ratios.

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

In February 2016, the FASB issued accounting standards update 2016-02 Leases. The update requires all leases, with the exception of short-term leases that have contractual terms no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management has not yet determined the impacts of this update on the Company’s financial position, results of operations or cash flows.

In March 2016 the FASB issued accounting standards update 2016-09 Compensation-Stock Compensation. The purpose of the update was to simplify the accounting for share-based payment transactions, including the income tax consequences of such transactions. Under the provisions of the update the income tax consequences of excess tax benefits and deficiencies should be recognized in income tax expense in the reporting period in which the awards vest. Currently, excess tax benefits or deficiencies impact stockholders’ equity directly to the extent there is a cumulative excess tax benefit. In the event that a tax deficiency has occurred during the reporting period and a cumulative excess tax benefit does not exist, the tax deficiency is recognized in income tax expense under current GAAP. The update also provides that entities may continue to estimate forfeitures in accounting for stock based compensation or recognize them as they occur. The provisions of this update become effective for interim and annual periods beginning after December 15, 2016. The update requires a modified retrospective transition under which a cumulative effect to equity will be recognized in the period of adoption. Management has not yet determined the impacts of this update on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Securities Available-for Sale

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
U.S. government-sponsored entities	$8,000	$9	$—	$8,009
Residential mortgage-backed	495	27	—	522

Total	$8,495	$36	$—	$8,531

December 31, 2015
U.S. government-sponsored entities	$10,000	$4	$(65)	$9,939
Residential mortgage-backed	518	27	—	545

Total	$10,518	$31	$(65)	$10,484

There were no sales of securities available-for-sale during the three months ended March 31, 2016 or the three months ended March 31, 2015. There were no securities pledged to secure any of the borrowings of the Company as of March 31, 2016 and December 31, 2015.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity as of March 31, 2016. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2016
	Amortized Cost	Fair Value
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	8,000	8,009
Five to ten years	—	—
Residential mortgage-backed	495	522

Total	$8,495	$8,531

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2016
U.S. government sponsored entities	$—	$—	$—	$—	$—	$—

2015
U.S. government sponsored entities	$5,947	$(53)	$988	$(12)	$6,935	$(65)

As of March 31, 2016 and December 31, 2015, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

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

Note 5 – Loans

The following table sets forth the composition of our loan portfolio by segment and class, at the dates indicated.

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Secured by one- to four- family	$29,231	51.35%	$30,368	51.84%
Secured by multi-family	7,006	12.31	7,592	12.96
Secured by commercial real estate	13,892	24.40	13,941	23.80
Secured by land	187	0.33	192	0.33
Secured by construction	331	0.58	—	—

Total first mortgage loans	50,647	88.97	52,093	88.93

Commercial, consumer and other loans:
Home equity lines-of-credit	4,243	7.45	4,574	7.81
Commercial business loans	1,356	2.38	1,112	1.90
Automobile loans	678	1.19	798	1.36
Other consumer loans	3	0.01	—	—

Total commercial, consumer and other loans	6,280	11.03	6,484	11.07

Gross loans	56,927	100.00	58,577	100.00

Premiums and net deferred loan costs	(52)		(50)
Allowance for loan losses	(1,012)		(991)

Total loans, net	$55,863		$57,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the three months ended March 31, 2016 and 2015.

	First Mortgages					Commercial, Consumer and Other
	(Dollars in thousands)
	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the three months ended March 31, 2016
Allowance for loan losses
Beginning balance	$326	$157	$385	$5	$—	$70	$12	$36	$—	$991
Provision for loan losses	7	(11)	12	—	(11)	5	2	(4)	—	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	21	—	—	—	—	21

Total ending allowance balance March 31, 2016	$333	$146	$397	$5	$10	$75	$14	$32	$—	$1,012

For the three months ended March 31, 2015
Allowance for loan losses
Beginning balance	$392	$354	$277	$6	$7	$96	$8	$66	$—	$1,206
Provision for loan losses	(22)	14	11	—	6	(4)	(1)	(3)	(1)	—
Loans charged-off	—	(28)	—	—	—	—	—	(1)	—	(29)
Recoveries	—	—	—	—	1	—	—	—	1	2

Total ending allowance balance March 31, 2015	$370	$340	$288	$6	$14	$92	$7	$62	$—	$1,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impaired method at the dates indicated. The recorded investment in loans excludes accrued interest and loan origination fees due to immateriality.

	Loan Balance			Allowance
	(Dollars in thousands)
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
March 31, 2016

One-to-four-family	$1,634	$27,597	$29,231	$66	$267	$333
Multi-family	1,345	5,661	7,006	45	101	146
Commercial real estate	—	13,892	13,892	—	397	397
Land	—	187	187	—	5	5
Construction	—	331	331	—	10	10
Home equity lines of credit	—	4,243	4,243	—	75	75
Commercial	—	1,356	1,356	—	14	14
Automobile	—	678	678	—	32	32
Other consumer	—	3	3	—	—	—

Total	$2,979	$53,948	$56,927	$111	$901	$1,012

December 31, 2015

One-to-four-family	$1,640	$28,728	$30,368	$67	$259	$326
Multi-family	1,354	6,238	7,592	52	105	157
Commercial real estate	—	13,941	13,941	—	385	385
Land	—	192	192	—	5	5
Construction	—	—	—	—	—	—
Home equity lines of credit	—	4,574	4,574	—	70	70
Commercial	—	1,112	1,112	—	12	12
Automobile	—	798	798	—	36	36
Other consumer	—	—	—	—	—	—

Total	$2,994	$55,583	$58,577	$119	$872	$991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information related to loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2016 and 2015 and as of and for the year ended December 31, 2015

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
March 31, 2016
With no related allowance recorded
One-to-four-family	$1,516	$1,096	$—	$1,096	$—	$—
Multi-family	798	623	—	623	10	10
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	2,314	1,719	—	1,719	10	10

With an allowance recorded
One-to-four-family	538	538	66	539	6	6
Multi-family	722	722	45	725	9	9
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	1,260	1,260	111	1,264	15	15

Total	$3,574	$2,979	$111	$2,983	$25	$25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded

March 31, 2015
With no related allowance recorded
One-to-four-family	$1,186	$811	$—	$854	$—	$—
Multi-family	802	627	—	630	6	6
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	280	77	—	83	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	2,268	1,515	—	1,567	6	6

With an allowance recorded
One-to-four-family	552	552	45	554	7	7
Multi-family	2,338	2,310	208	2,342	26	26
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	2,890	2,862	253	2,896	33	33

Total	$5,158	$4,377	$253	$4,463	$39	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
December 31, 2015
With no related allowance recorded
One-to-four-family	$1,519	$1,099	$—	$1,040	$50	$50
Multi-family	800	625	—	1,154	—	—
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	49	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—		—

Total with no related allowance recorded	2,319	1,724	—	2,243	50	50

With an allowance recorded
One-to-four-family	541	541	67	548	26	26
Multi-family	729	729	52	740	38	38
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	1,270	1,270	119	1,288	64	64

Total	$3,589	$2,994	$119	$3,531	$114	$114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at the dates indicated by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
	(Dollars in thousands)
March 31, 2016

One-to-four-family	$—	$—	$—	$1,096	$28,135	$29,231
Multi-family	—	—	—	346	6,660	7,006
Commercial real estate	—	—	—	—	13,892	13,892
Land	—	—	—	—	187	187
Construction	—	—	—	—	331	331
Home equity line of credit	—	—	—	—	4,243	4,243
Commercial	—	—	—	—	1,356	1,356
Automobile	—	—	—	—	678	678
Other consumer	—	—	—	—	3	3

Total	$—	$—	$—	$1,442	$55,485	$56,927

December 31, 2015

One-to-four-family	$—	$—	$—	$1,099	$29,269	$30,368
Multi-family	—	—	—	346	7,246	7,592
Commercial real estate	—	—	—	—	13,941	13,941
Land	—	—	—	—	192	192
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	4,574	4,574
Commercial	—	—	—	—	1,112	1,112
Automobile	—	—	—	—	798	798
Other consumer	—	—	—	—	—	—

Total	$—	$—	$—	$1,445	$57,132	$58,577

Nonperforming loans (non-accrual and loans past due 90 days and still on accrual) include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

	Pass	Substandard	Doubtful	Total
	(Dollars in thousands)
March 31, 2016

One-to-four-family	$28,135	$1,096	$—	$29,231
Multi-family	6,660	346	—	7,006
Commercial real estate	13,892	—	—	13,892
Land	187	—	—	187
Construction	331	—	—	331
Home equity lines of credit	4,243	—	—	4,243
Commercial	1,356	—	—	1,356
Automobile	678	—	—	678
Other consumer	3	—	—	3

Total	$55,485	$1,442	$—	$56,927

December 31, 2015

One-to-four-family	$29,269	$1,099	$—	$30,368
Multi-family	7,246	346	—	7,592
Commercial real estate	13,941	—	—	13,941
Land	192	—	—	192
Construction	—	—	—	—
Home equity lines of credit	4,574	—	—	4,574
Commercial	1,112	—	—	1,112
Automobile	798	—	—	798
Other consumer	—	—	—	—

Total	$57,132	$1,445	$—	$58,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Troubled Debt Restructurings

Our troubled debt restructurings totaled $1,949 at March 31, 2016 and $1,964 at December 31, 2015. There were no loans modified as troubled debt restructurings during the three months ended March 31, 2016 or the year ended December 31, 2015.

There were two loans modified as troubled debt restructurings with a balance of $412 as of March 31, 2016, which are being reported as nonaccrual, one of which totaling $66 is paying as agreed under the terms of the modification. There were two loans modified as troubled debt restructurings with a balance of $415 which are being reported as nonaccrual as of December 31, 2015, one of which totaling $69 is paying as agreed under the terms of the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the three months ended March 31, 2016, one multi-family loan totaling $346 had payment defaults and was reported as non-accrual at March 31, 2016 and December 31, 2015. During the year ended December 31, 2015, there were no payment defaults following the modifications.

The Company has allocated $11 to specific reserves on $1,260 of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016. At December 31, 2015, the Company has allocated $119 to specific reserves on $1,271 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of March 31, 2016 and December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

Note 6 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
Net income (loss) (Dollars in thousands)	$(263)	$(326)
Weighted average common shares outstanding	659,945	663,369
Basic and diluted income (loss) per share	$(0.40)	$(0.49)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Assets
Securities available for sale
U.S. government-sponsored entities	$8,009	$—	$8,009	$—
Residential mortgaged-backed	522	—	522	—

	$8,531	$—	$8,531	$—

December 31, 2015
Assets
Securities available for sale
U.S. government-sponsored entities	$9,939	$—	$9,939	$—
Residential mortgaged-backed	545	—	545	—

	$10,484	$—	$10,484	$—

There were no transfers between Level 1, Level 2, and Level 3 during the three-months ended March 31, 2016 or the year ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
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

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $1,447 with a $45 valuation allowance at March 31, 2016 and an aggregate balance of $1,454 with a $52 valuation allowance at December 31, 2015. The impaired loans resulted in no provision for loan loss for the three months ended March 31, 2016 and 2015.

Repossessed assets, consisting of other real estate owned, repossessed automobiles, and other repossessed assets are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $87 at March 31, 2016 and December 31, 2015 consisting of the cost basis of $101 and a valuation allowance of $14. There were no write-downs on repossessed assets for the three months ended March 31, 2016 and 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

March 31, 2016

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at March 31, 2016 (Unaudited) Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$10,373	$10,373	$—	$—	$10,373
Certificates of deposit in other financial institutions	4,635	—	4,635	—	4,635
Securities available-for-sale	8,531	—	8,531	—	8,531
Loans receivable, net	55,863	—	—	55,795	55,795
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	199	2	33	164	199

Financial liabilities
Demand, money market, and savings	$38,225	$38,225	$—	$—	$38,225
Certificates of deposits	33,436	—	33,452	—	33,452
Advances by borrowers for taxes and insurance	363	363	—	—	363
Accrued interest payable	1	—	1	—	1

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,265	$9,265	$—	$—	$9,265
Certificates of deposit in other financial institutions	4,635	—	4,635	—	4,635
Securities available-for-sale	10,484	—	10,484	—	10,484
Loans receivable, net	57,536	—	—	57,469	57,469
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	185	3	20	162	185

Financial liabilities
Demand, money market, and savings	$38,399	$38,399	$—	$—	$38,399
Certificates of deposits	35,158	—	35,024	—	35,024
Advances by borrowers for taxes and insurance	559	559	—	—	559
Accrued interest payable	—	—	—	—	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Effective as of January 1, 2016, financial institutions are required to maintain a capital conservation buffer to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of March 31, 2016, the Bank’s capital conservation buffer stood at 10.46%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of entering into the New Order to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at March 31, 2016 and December 31, 2015. While under the New and Old Order, the Bank cannot be consider “well capitalized”.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

Actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required By the Respective Orders
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total capital (to risk-weighted assets)	$8,979	18.5%	$3,891	8.0%	$5,837	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	8,366	17.2	2,189	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	8,366	17.2	2,919	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	8,366	10.0	3,333	4.0	6,666	8.0

December 31, 2015
Total capital (to risk-weighted assets)	$9,235	18.5%	$3,992	8.0%	$5,988	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	8,607	17.3	2,245	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	8,607	17.3	2,994	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	8,607	10.0	3,450	4.0	6,901	8.0

Note 9 – Subsequent Events

In April 2016, the Bank recognized an operational loss below its insurance deductible. The loss will be reflected in the second quarter of 2016. Management does not anticipate any recoveries of the loss.

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

New Capital Requirements

In July, 2014, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement began January 1, 2016 and ends January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

Our board of directors has also adopted a strategic plan to increase our net interest income by growing our loan portfolio through a combination of our origination efforts and through the acquisition of loan pools from other sources. To meet our internal growth assumptions we have developed referral sources to help us meet our multi-family real estate production goals. The strategic plan also includes a reduction in non-interest expense primarily compensation expense through salary adjustments for senior officers and changes in staffing through realignment of positions and the elimination of a vacant opening. While we believe that the capital raised in the conversion will allow us to refocus our lending efforts and grow our loan portfolio, it may take a significant amount of time for us to accomplish our goals. The board of directors recognizes that continuing to decrease asset size in order to maintain capital levels is not a viable business strategy and that the Bank needs to increase asset size through the increase in the loan portfolio in order to reach and sustain profitability.

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

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex and/or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the local economy, changes in the financial condition of borrowers, and changes in value of loan collateral such as real estate. As discussed in the Company’s Annual Report for the year ended December 31, 2015, management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Assets. Total assets at March 31, 2016 were $81.7 million compared to $84.1 million at December 31, 2015, a decrease of $2.4 million, or 2.8%. This decrease was primarily due to the $2.0 million decrease in the balance of our securities available for sale and the $1.7 million decrease in our loan portfolio, partially offset by the $1.1 million increase in the balance of our cash and cash equivalents.

The decrease in our loan portfolio balance during the first three months of 2016 was primarily due to the $1.1 million decrease in our one- to four- family residential loan portfolio and the $600,000 decrease in our multi-family loan portfolio. The decreases were primarily due to the repayments from existing loans exceeding the $2.4 million of new loans originated and $845,000 of new equity line-of-credit commitments during the first three months of 2016.

At March 31, 2016 our allowance for loan losses was $1.0 million, or 1.78% of total loans, compared to $991,000, or 1.69% of total loans, at December 31, 2015. Our allowance reflected $21,000 of recoveries for the three months ended March 31, 2016. Our loans classified as substandard or doubtful, which also represents our non-accrual loans, were $1.4 million or 2.53% of total loans at March 31, 2016 compared to $1.4 million or 2.47% of total loans at December 31, 2015. Our loans classified as TDRs totaled $1.9 million at March 31, 2016 of which $1.5 million were accruing relatively unchanged from the amounts at December 31, 2015.

Our securities portfolio decreased $2.0 million or 18.6% to $8.5 million at March 31, 2016 compared to $10.5 million at December 31, 2015. The decrease was primarily due to the call of $3.0 million of government sponsored entities notes, partially offset by the purchase of a $1.0 million callable note and the repayments on mortgage-backed securities. Our cash and cash equivalents increased $1.1 million to $10.4 million at March 31, 2016.

Liabilities. Our total liabilities decreased $2.1 million or 2.8% to $72.6 million at March 31, 2016. Our deposits decreased by $1.9 million or 2.6% to $71.7 million at March 31, 2016 compared to $73.6 million at December 31, 2015, primarily due to the $1.7 million or 4.9% decrease in our certificate of deposit accounts to $33.4 million at March 31, 2016.

Stockholders’ Equity. Total stockholders’ equity at March 31, 2016 was $9.2 million, a decrease of $244,000 or 2.6% from December 31, 2015. The decrease resulted primarily from our net loss of $263,000 for the three months ended March 31, 2016, partially offset by the $43,000 increase in the unrealized gain of our available for sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. For the three months ended March 31, 2016 our net loss was $263,000 compared to a net loss of $326,000 for the three months ended March 31, 2015. The decrease in our net loss was primarily due to the increases in our net interest income and decrease in our non-interest expenses, partially offset by the decrease in our non-interest income.

Interest Income. Interest income was $775,000 for the three months ended March 31, 2016, $27,000, or 3.6%, higher than the prior year period. Interest income from securities increased $11,000 or 40.7% to $38,000 for the three months ended March 31, 2016 primarily due to the $3.0 million increase in the average balance of our securities portfolio as we increased our portfolio of government entity securities during 2015 to increase our interest income from earning assets. Interest income from other interest earning assets increased $14,000 or 200.0% to $21,000 for the three months ended March 31, 2016. The average balance of our other interest earning assets decreased $4.5 million primarily due to the purchase of securities while the yield increased 0.45% as we purchased certificates of deposit in other financial institutions to increase our interest income. The balance of each certificate of deposit was less than $250,000 with maturities that ranged from six to 18 months. The average balance of the certificates of deposit for the three months ended March 31, 2016 totaled $4.6 million compared to none in the comparable period during 2015.

The average balance of our loan portfolio decreased $2.9 million for the three months ended March 31, 2016 compared to the prior year period primarily due to the $2.5 million decrease in our home equity line-of-credit loans, the $1.7 million decrease in the average balance of our one- to four-family residential loans, and the $550,000 decrease in our consumer loans. These decreases were partially offset by the $1.5 million increase in the average balance of our multi-family and commercial real estate loans and the $401,000 increase in our commercial business loans. The decrease in the average balance of our loan portfolio was due to repayments and pay-offs that exceeded our origination volume for loans. The average yield on loans for the three months ended March 31, 2016 was 5.08% compared to 4.84% for the prior year period primarily due to prepayment fees totaling $14,000 and the payoff of lower yielding home equity line-of-credit loans.

Interest Expense. Interest expense for the three months ended March 31, 2016 was $81,000, a decrease of $13,000 or 13.8% from the prior year period due to the decrease in interest expense on deposits. The average cost of deposits decreased to 0.48% for the three months ended March 31, 2016 compared to 0.52% for the prior year period as the average cost of our certificate of deposit accounts decreased to 0.82% for the three months ended March 31, 2016 compared to 0.85% for the prior year period. The average balance of our certificate of deposit accounts decreased $5.5 million to $34.4 million, partially offset by the $1.3 million increase in the average balance of our savings accounts for the three months ended March 31, 2016. We have not aggressively priced our certificate of deposit accounts to stabilize the decline, given our high level of liquidity and low loan origination volume.

Net Interest Income. Net interest income for the three months ended March 31, 2016 was $694,000 compared to $654,000 for the three months ended March 31, 2015. For the three months ended March 31, 2016, the average yield on interest-earning assets was 3.83% and the average cost of interest-bearing liabilities was 0.48% compared to 3.51% and 0.52%, respectively, for the three months ended March 31, 2015. The increase in the average yield of our interest earning assets was primarily due to the increase in yield our loan portfolio and the yield on our other interest earning assets. These changes resulted in an increase in our net interest rate spread and net interest margin to 3.35% and 3.43% respectively for the first three months of 2016 compared to a net interest rate spread of 2.99% and net interest margin of 3.07% for the prior year period.

Provision for Loan Losses. We had no provision for loan losses for the three months ended March 31, 2016 and 2015. At March 31, 2016, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the three months ended March 31, 2016, non-interest income was $29,000 compared to $64,000 for the three months ended March 31, 2015 primarily due to the $34,000 net gain on the sale of repossessed assets for the three months ended March 31, 2015.

Non-interest Expense. For the three months ended March 31, 2016, our non-interest expense decreased $46,000 or 4.3% compared to the prior year period. Our compensation and employee benefit costs decreased $40,000 or 8.1% primarily due to the salary adjustment that were implemented in 2015 and the beginning of 2016. Professional fees increased $20,000 primarily due to the increase in our legal fees. Our other costs increased $15,000 primarily due to the $10,000 provision for off balance sheet commitments for the three months ended March 31, 2016.

Income Tax. We recorded immaterial amounts for income taxes for the three months ended March 31, 2016 and 2015.

Non-Performing Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	March 31, 2016	December 31, 2015
(Dollars in thousands
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$1,030	$1,030
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total non-accrual loans	1,030	1,030

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total loans 90 days or more past due and still accruing	—	—

Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	66	69
Multi-family	346	346
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total non-accruing troubled debt restructured loans	412	415

Total non-performing loans	1,442	1,445

Repossessed Assets:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	389	389
Construction	—	—
Land	87	87
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total foreclosed assets	476	476

Total non-performing assets	$1,918	$1,921

Total accruing troubled debt restructured loans	$1,537	$1,549

Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	2.53%	2.47%
Non-performing assets to total assets	2.35%	2.29%
Non-performing assets and accruing troubled debt restructurings to total assets	4.23%	4.13%

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

	Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
Loans	$56,480	$716	5.08%	$59,425	$714	4.84%
Securities (1)	10,638	38	1.45	7,661	27	1.40
Other interest-earning assets (2)	14,078	21	0.61	18,613	7	0.16

Total interest-earning assets	81,196	$775	3.83	85,699	$748	3.51
Non-interest-earning assets	2,133			2,588

Total assets	$83,329			$88,287

Liabilities and stockholders’ equity:
Savings deposits	$10,986	$4	0.15	$9,728	$4	0.15
Demand deposits	9,469	1	0.06	9,447	1	0.06
Money market deposits	13,287	5	0.15	13,421	5	0.15
Certificates of deposit	34,447	71	0.82	39,937	84	0.85

Total deposits	68,189	81	0.48	72,533	94	0.52

Non-interest-bearing deposits	4,606			4,545
Other liabilities	1,041			1,189

Total liabilities	73,836			78,267
Stockholders’ equity	9,493			10,020

Total liabilities and stockholders’ equity	$83,329			$88,287

Net interest income		$694			$654

Net interest rate spread			3.35%			2.99%

Net interest-earning assets	$13,007			$13,166

Net interest margin			3.43%			3.07%

Average of interest-earning assets to interest-bearing Liabilities			119.07%			118.15%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the three months ended March 31, 2016 and 2015, respectively.
(2)	Other interest earning assets include certificates of deposit in other financial institutions and cash equivalents.

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

	Three Months Ended March 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$(25)	$27	$2
Securities	10	1	11
Other interest-earning assets	(2)	16	14

Total interest-earning assets	(17)	44	27

Interest-bearing liabilities:
Savings deposits	—	—	—
Demand accounts	—	—	—
Money market accounts	—	—	—
Certificates of deposit	(11)	(2)	(13)

Total deposits	(11)	(2)	(13)

Change in net interest income	$(6)	$46	$40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting. The disclosure controls currently consist of communications among the President and Chief Executive Officer, the Sr. Vice President and Chief Financial Officer, and each department head to identify any transactions, events, trends, risks, or contingencies which may be material to our operations. Our disclosure controls also contain certain elements of our internal controls adopted in connection with applicable accounting and regulatory guidelines. Our President and Chief Executive Officer and Sr. Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls as of the end of the period covered by this report and found them to be effective. Our President and Chief Executive Officer, Sr. Vice President and Chief Financial Officer, and the Audit Committee also meet on a quarterly basis.

We maintain internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.	Legal Proceedings

At March 31, 2016 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

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

31.1 Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2 Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1 Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the notes to the Consolidated Financial Statements

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

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: May 13, 2016	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer

Date: May 13, 2016	/s/ Glen A. Miller
Glen A. Miller
Senior Vice President and Chief Financial Officer