Form 10-Q
period 2016-06-30
Ben Franklin Financial, Inc.
filed 2016-08-12
CIK 1618798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-55352

Ben Franklin Financial, Inc.

(Exact name of registrant as specified in its charter)

Maryland	67-1746204
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No. )

830 East Kensington Road, Arlington Heights, Illinois	60004
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of common stock as of August 12, 2016: 696,339

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except per share data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$1,884	$958
Interest-earning deposit accounts and federal funds sold	8,571	8,307

Cash and cash equivalents	10,455	9,265
Certificates of deposit in other financial institutions	3,675	4,635
Securities available for sale at fair value	7,493	10,484
Loans receivable, net (allowance for loan losses:
$981; at June 30, 2016—$991 at December 31, 2015)	56,614	57,536
Federal Home Loan Bank stock	921	921
Premises and equipment, net	953	475
Repossessed assets, net	476	476
Accrued interest receivable	157	185
Other assets	108	80

Total assets	$80,852	$84,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits—non-interest-bearing	$4,232	$4,569
Demand deposits—interest-bearing	9,665	9,733
Savings deposits	11,997	10,932
Money market deposits	12,410	13,165
Certificates of deposit	32,542	35,158

Total deposits	70,846	73,557
Advances from borrowers for taxes and insurance	543	559
Other liabilities	461	387
Common stock in ESOP subject to contingent purchase obligation	212	155

Total liabilities	72,062	74,658
Stockholders’ equity
Preferred stock, no par value; 1,000,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding, 696,339 shares at June 30, 2016 and 696,339 at December 31, 2015	7	7
Additional paid-in-capital	10,294	10,308
Retained deficit	(787)	(177)
Unearned Employee Stock Ownership Plan (ESOP) shares	(531)	(563)
Accumulated other comprehensive income	19	(21)
Reclassification of ESOP shares	(212)	(155)

Total equity	8,790	9,399

Total liabilities and stockholders’ equity	$80,852	$84,057

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income
Loans	$625	694	$1,341	$1,408
Securities	34	33	72	59
Federal funds sold and interest earningdeposit accounts	22	11	43	19

	681	738	1,456	1,486
Interest expense
Deposits	76	92	157	186

	76	92	157	186

Net interest income	605	646	1,299	1,300
Credit for loan losses	(33)	—	(33)	—

Net interest income after provision for loan losses	638	646	1,332	1,300
Non-interest income
Service fee income	19	19	37	37
Gain on sale of repossessed assets, net	—	—	—	34
Other	13	19	24	31

	32	38	61	102
Non-interest expense
Compensation and employee benefits	412	488	866	982
Occupancy and equipment	155	150	307	313
Data processing services	76	77	159	167
Professional fees	138	97	284	223
FDIC insurance premiums	43	46	87	93
Repossessed asset expenses, net	18	28	38	68
Other	173	107	287	206

	1,015	993	2,028	2,052

Loss before income taxes	(345)	(309)	(635)	(650)
Income tax	2	10	(25)	(5)

Net loss	$(347)	$(319)	$(610)	$(645)

Loss per common share basic and diluted	(0.53)	(0.49)	(0.92)	(0.98)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(347)	$(319)	$(610)	$(645)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(5)	(24)	65	14
Tax effect	2	10	(25)	(5)

Net of tax	(3)	(14)	40	9
Comprehensive loss	$(350)	$(333)	$(570)	$(636)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2016 and 2015 – (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2016	$7	$10,308	$—	$(177)	$(563)	$(21)	$(155)	$9,399
Net loss	—	—	—	(610)	—	—	—	(610)
Other comprehensive income	—	—	—	—	—	40	—	40
Earned ESOP shares	—	(14)	—	—	32	—	—	18
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(57)	(57)

Balance at June 30, 2016	$7	$10,294	$—	$(787)	$(531)	$19	$(212)	$8,790

Balance at January 1, 2015	$20	$8,233	$(462)	$855	$(355)	$2	$(114)	$8,179
Net loss	—	—	—	(645)	—	—	—	(645)
Other comprehensive income	—	—	—	—	—	9	—	9
Earned ESOP shares	—	(16)	—	—	31	—	—	15
Reclassification due to conversion	(13)	13	—	—	—	—	—	—
Net proceeds from common stock offering	—	2,504	—	—	—	—	—	2,504
Funds from termination of MHC	—	50	—	—	—	—	—	50
Addition to ESOP due to conversion	—	—	—	—	(273)	—	—	(273)
Retirement of treasury stock due to conversion	—	(462)	462	—	—	—	—	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(38)	(38)

Balance at June 30, 2015	$7	$10,322	$—	$210	$(597)	$11	$(152)	$9,801

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(610)	$(645)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	43	56
ESOP and other stock based compensation, net	18	15
Credit for loan losses	(33)	—
Gain on sale of repossessed assets	—	(34)
Changes in:
Deferred loan costs	13	(4)
Accrued interest receivable	28	14
Other assets	(53)	1,139
Other liabilities	74	(129)

Net cash from operating activities	(520)	412
Cash flows from investing activities
Principal repayments on mortgage-backed securities	56	61
Calls and maturities of securities available for sale	6,000	2,000
Maturities of certificates of deposit in other financial institutions	2,920	—
Purchase of securities available for sale	(3,000)	(3,000)
Purchase of certificates of deposit in other financial institutions	(1,960)	(3,900)
Net decrease in loans	942	3,317
Sales of repossessed assets	—	92
Expenditures for premises and equipment	(521)	(8)

Net cash from investing activities	4,437	(1,438)
Cash flows from financing activities
Net decrease in deposits	(2,711)	(3,322)
Net proceeds from common stock offering	—	2,231
Funds from termination of MHC	—	50
Net change in advances from borrowers for taxes and insurance	(16)	(58)

Net cash from financing activities	(2,727)	(1,099)

Net change in cash and cash equivalents	1,190	(2,125)
Cash and cash equivalents at beginning of year	9,265	19,014

Cash and cash equivalents at end of period	$10,455	$16,889

Supplemental disclosures
Interest paid	$156	$185
Transfers from loans to repossessed assets	—	351
To be settled security purchases	—	2,000

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

Note 2 – Recurring Losses

The Company has incurred losses since 2008. The Company recently incurred net losses of $610 for the six months ended June 30, 2016 and $1,032 during the year ended December 31, 2015. The losses are largely due to declining interest earning assets and our non-interest expenses exceeding our net interest income. Non-interest expense has been impacted by the increase in our professional fees and in 2016, an operational loss not reimbursable from our insurance. Despite these losses, the Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio were 17.3% and 9.9% respectively, at June 30, 2016.

The Company had $274 and $334 of cash at June 30, 2016 and December 31, 2015. The Company completed the public offering of common stock in January 2015, raising $2,504, net of $1,401 in conversion costs. The proceeds of the public stock offering were used to contribute $2,000 of additional capital to the Bank. In addition, $273 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $314 of the net proceeds were retained by Ben Franklin Financial, Inc.

On November 25, 2015 the Bank entered into a revised Consent Order (the “New Order”) with the Office of the Comptroller of the Currency (“OCC”) that reduces the Bank’s regulatory compliance burden. Concurrent with the execution of the New Order, the Bank’s prior Consent Order (the “Old Order”) entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order is comprised of two substantive articles as opposed to 12 substantive articles under the Old Order. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Consent Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Consent Order. The New Consent Order requires the Bank to revise its current capital plan to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its strategic plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements. At June 30, 2016 and December 31, 2015 the Bank was in compliance with the required minimum ratios.

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

In June 2016 the FASB issued accounting standards update 2016-13 Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management has not yet determined the impacts of this update on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Securities Available for Sale

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
U.S. government-sponsored entities	$7,000	$5	$—	$7,005
Residential mortgage-backed	462	26	—	488

Total	$7,462	$31	$—	$7,493

December 31, 2015
U.S. government-sponsored entities	$10,000	$4	$(65)	$9,939
Residential mortgage-backed	518	27	—	545

Total	$10,518	$31	$(65)	$10,484

There were no sales of securities available-for-sale during the six months ended June 30, 2016 or 2015. There were no securities pledged to secure any of the borrowings of the Company as of June 30, 2016 and December 31, 2015.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity as of June 30, 2016. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2016
	Amortized	Fair
	Cost	Value
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	7,000	7,005
Five to ten years	—	—
Residential mortgage-backed	462	488

Total	$7,462	$7,493

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

The following table summarizes securities with unrealized losses at December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position. There were no securities with unrealized losses at June 30, 2016.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2015
U.S. government sponsored entities	$5,947	$(53)	$988	$(12)	$6,935	$(65)

As of June 30, 2016 and December 31, 2015, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 5 – Loans

The following table sets forth the composition of our loan portfolio by segment and class, at the dates indicated.

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Secured by one- to four family	$28,771	49.90%	$30,368	51.84%
Secured by multi-family	7,651	13.27	7,592	12.96
Secured by commercial real estate	14,688	25.47	13,941	23.80
Secured by land	181	0.31	192	0.33
Secured by construction	164	0.28	—	—

Total first mortgage loans	51,455	89.23	52,093	88.93
Commercial, consumer and other loans:
Home equity lines-of-credit	4,421	7.67	4,574	7.81
Commercial business loans	1,214	2.11	1,112	1.90
Automobile loans	553	0.96	798	1.36
Other consumer loans	15	0.03	—	—

Total commercial, consumer and other loans	6,203	10.77	6,484	11.07

Gross loans	57,658	100.00	58,577	100.00
Premiums and net deferred loan costs	(63)		(50)
Allowance for loan losses	(981)		(991)

Total loans, net	$56,614		$57,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the three and six months ended June 30, 2016 and 2015.

	First Mortgages					Commercial, Consumer and Other
	(Dollars in thousands)
	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the three months ended June 30, 2016
Allowance for loan losses
Beginning balance	$333	$146	$397	$5	$10	$75	$14	$32	$—	$1,012
Provision for loan losses	(24)	(12)	16	—	(7)	1	(1)	(6)	—	(33)
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	2	—	—	—	—	2

Total ending allowance balance June 30, 2015	$309	$134	$413	$5	$5	$76	$13	$26	$—	$981

For the three months ended June 30, 2015
Allowance for loan losses
Beginning balance	$370	$340	$288	$6	$14	$92	$7	$62	$—	$1,179
Provision for loan losses	92	(155)	87	—	(10)	(6)	—	(8)	—	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	3	—	—	—	—	3

Total ending allowance balance June 30, 2015	$462	$185	$375	$6	$7	$86	$7	$54	$—	$1,182

For the six months ended June 30, 2016
Allowance for loan losses
Beginning balance	$326	$157	$385	$5	$—	$70	$12	$36	$—	$991
Provision for loan losses	(17)	(23)	28	—	(18)	6	1	(10)	—	(33)
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	23	—	—	—	—	23

Total ending allowance balance June 30, 2016	$309	$134	$413	$5	$5	$76	$13	$26	$—	$981

For the six months ended June 30, 2015
Allowance for loan losses
Beginning balance	$392	$354	$277	$6	$7	$96	$8	$66	$—	$1,206
Provision for loan losses	70	(141)	98	—	(4)	(10)	(1)	(11)	(1)	—
Loans charged-off	—	(28)	—	—	—	—	—	(1)	—	(29)
Recoveries	—	—	—	—	4	—	—	—	1	5

Total ending allowance balance June 30, 2015	$462	$185	$375	$6	$7	$86	$7	$54	$—	$1,182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impaired method at the dates indicated. The recorded investment in loans excludes accrued interest and loan origination fees due to immateriality.

	Loan Balance			Allowance
	(Dollars in thousands)
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
June 30, 2016
One-to-four-family	$1,627	$27,144	$28,771	$65	$244	$309
Multi-family	1,337	6,314	7,651	21	113	134
Commercial real estate	—	14,688	14,688	—	413	413
Land	—	181	181	—	5	5
Construction	—	164	164	—	5	5
Home equity lines of credit	—	4,421	4,421	—	76	76
Commercial	—	1,214	1,214	—	13	13
Automobile	—	553	553	—	26	26
Other consumer	—	15	15	—	—	—

Total	$2,964	$54,694	$57,658	$86	$895	$981

December 31, 2015
One-to-four-family	$1,640	$28,728	$30,368	$67	$259	$326
Multi-family	1,354	6,238	7,592	52	105	157
Commercial real estate	—	13,941	13,941	—	385	385
Land	—	192	192	—	5	5
Construction	—	—	—	—	—	—
Home equity lines of credit	—	4,574	4,574	—	70	70
Commercial	—	1,112	1,112	—	12	12
Automobile	—	798	798	—	36	36
Other consumer	—	—	—	—	—	—

Total	$2,994	$55,583	$58,577	$119	$872	$991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information related to loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2016 and 2015 and as of and for the year ended December 31, 2015

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
June 30, 2016
With no related allowance recorded
One-to-four-family	$1,513	$1,093	$—	$1,095	$—	$—
Multi-family	796	621	—	622	16	16
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	2,309	1,714	—	1,717	16	16
With an allowance recorded
One-to-four-family	534	534	65	537	13	13
Multi-family	716	716	21	722	18	18
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	1,250	1,250	86	1,259	31	31

Total	$3,559	$2,964	$86	$2,976	$47	$47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
	(Dollars in thousands)
June 30, 2015
With no related allowance recorded
One-to-four-family	$541	$405	$—	$754	$—	$—
Multi-family	798	623	—	1,683	40	40
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	262	59	—	74	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with no related allowance recorded	1,601	1,087	—	2,511	40	40
With an allowance recorded
One-to-four-family	1,558	1,558	134	720	13	13
Multi-family	742	742	64	747	19	19
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	2,300	2,300	198	1,467	32	32

Total	$3,901	$3,387	$198	$3,978	$72	$72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
December 31, 2015
With no related allowance recorded
One-to-four-family	$1,519	$1,099	$—	$1,040	$50	$50
Multi-family	800	625	—	1,154	—	—
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	49	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—		—

Total with no related allowance recorded	2,319	1,724	—	2,243	50	50
With an allowance recorded
One-to-four-family	541	541	67	548	26	26
Multi-family	729	729	52	740	38	38
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—

Total with a related allowance recorded	1,270	1,270	119	1,288	64	64

Total	$3,589	$2,994	$119	$3,531	$114	$114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at the dates indicated by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
	(Dollars in thousands)
June 30, 2016
One-to-four-family	$—	$—	$—	$1,093	$27,678	$28,771
Multi-family	—	—	—	346	7,305	7,651
Commercial real estate	—	—	—	—	14,688	14,688
Land	—	—	—	—	181	181
Construction	—	—	—	—	164	164
Home equity line of credit	—	—	—	—	4,421	4,421
Commercial	—	—	—	—	1,214	1,214
Automobile	—	—	—	—	553	553
Other consumer	—	—	—	—	15	15

Total	$—	$—	$—	$1,439	$56,219	$57,658

December 31, 2015
One-to-four-family	$—	$—	$—	$1,099	$29,269	$30,368
Multi-family	—	—	—	346	7,246	7,592
Commercial real estate	—	—	—	—	13,941	13,941
Land	—	—	—	—	192	192
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	4,574	4,574
Commercial	—	—	—	—	1,112	1,112
Automobile	—	—	—	—	798	798
Other consumer	—	—	—	—	—	—

Total	$—	$—	$—	$1,445	$57,132	$58,577

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

	Pass	Substandard	Doubtful	Total
	(Dollars in thousands)
June 30, 2016
One-to-four-family	$27,678	$1,093	$—	$28,771
Multi-family	7,305	346	—	7,651
Commercial real estate	14,688	—	—	14,688
Land	181	—	—	181
Construction	164	—	—	164
Home equity lines of credit	4,421	—	—	4,421
Commercial	1,214	—	—	1,214
Automobile	553	—	—	553
Other consumer	15	—	—	15

Total	$56,219	$1,439	$—	$57,658

December 31, 2015
One-to-four-family	$29,269	$1,099	$—	$30,368
Multi-family	7,246	346	—	7,592
Commercial real estate	13,941	—	—	13,941
Land	192	—	—	192
Construction	—	—	—	—
Home equity lines of credit	4,574	—	—	4,574
Commercial	1,112	—	—	1,112
Automobile	798	—	—	798
Other consumer	—	—	—	—

Total	$57,132	$1,445	$—	$58,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Troubled Debt Restructurings

Our troubled debt restructurings totaled $1,934 at June 30, 2016 and $1,964 at December 31, 2015. There were no loans modified as troubled debt restructurings during the six months ended June 30, 2016 or the year ended December 31, 2015.

There were two loans modified as troubled debt restructurings with a balance of $409 as of June 30, 2016, which are being reported as nonaccrual, one of which totaling $63 is paying as agreed under the terms of the modification. There were two loans modified as troubled debt restructurings with a balance of $415 which are being reported as nonaccrual as of December 31, 2015, one of which totaling $69 is paying as agreed under the terms of the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the six months ended June 30, 2016, one multi-family loan totaling $346 had payment defaults and was reported as non-accrual at June 30, 2016 and December 31, 2015.

The Company has allocated $86 to specific reserves on $1,250 of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016. At December 31, 2015, the Company has allocated $119 to specific reserves on $1,271 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of June 30, 2016 and December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

Note 6 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss) (Dollars in thousands)	$(347)	$(319)	$(610)	$(645)
Weighted average common shares outstanding (1)	660,734	657,465	660,339	660,401
Basic and diluted income (loss) per share (1)	$(0.53)	$(0.49)	$(0.92)	$(0.98)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets
Securities available for sale
U.S. government-sponsored entities	$7,005	$—	$7,005	$—
Residential mortgaged-backed	488	—	488	—

	$7,493	$—	$7,493	$—

December 31, 2015
Assets
Securities available for sale
U.S. government-sponsored entities	$9,939	$—	$9,939	$—
Residential mortgaged-backed	545	—	545	—

	$10,484	$—	$10,484	$—

There were no transfers between Level 1, Level 2, and Level 3 during the six-months ended June 30, 2016 or the year ended December 31, 2015.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	695	—	—	695
Total impaired loans	$1,420	$—	$—	$1,420
Repossessed assets
Land	$87	—	—	$87
Total repossessed assets	$87	$—	$—	$87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2015
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	677	—	—	677

Total impaired loans	$1,402	$—	$—	$1,402

Repossessed assets
Land	$87	—	—	$87

Total repossessed assets	$87	$—	$—	$87

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $1,441 with a $21 valuation allowance at June 30, 2016 and an aggregate balance of $1,454 with a $52 valuation allowance at December 31, 2015. The impaired loans resulted in no provision for loan loss for the three and six months ended June 30, 2016 and 2015.

Repossessed assets, consisting of other real estate owned, repossessed automobiles, and other repossessed assets are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $87 at June 30, 2016 and December 31, 2015 consisting of the cost basis of $101 and a valuation allowance of $14. There were no write-downs on repossessed assets for the three and six months ended June 30, 2016 and 2015.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

June 30, 2016

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$725	Sales comparison approach	Adjustment for differences between the comparable sales	(9.9%) – 14.1%
Multi-family	$695	Sales comparison approach	Adjustment for differences between the comparable sales	(1.9%) – 2.64%
Other real estate owned
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(11.6%) – .0%

December 31, 2015
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$725	Sales comparison approach	Adjustment for differences between the comparable sales	(9.9%) – 14.1%
Multi-family	$677	Sales comparison approach	Adjustment for differences between the comparable sales	(6.7%) – 13.2%
Other real estate owned
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(11.6%) – 31.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at
		June 30, 2016 (Unaudited) Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$10,455	$10,455	$—	$—	$10,455
Certificates of deposit in other other financial institutions	3,675	—	3,675	—	3,675
Securities available-for-sale	7,493	—	7,493	—	7,493
Loans receivable, net	56,614	—	—	57,233	57,233
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	157	1	17	139	157
Financial liabilities
Demand, money market, and savings	$38,304	$38,304	$—	$—	$38,304
Certificates of deposits	32,542	—	32,655	—	32,655
Advances by borrowers for taxes and insurance	543	543	—	—	543
Accrued interest payable	1	—	1	—	1

		Fair Value Measurements at
		December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,265	$9,265	$—	$—	$9,265
Certificates of deposit in other other financial institutions	4,635	—	4,635	—	4,635
Securities available-for-sale	10,484	—	10,484	—	10,484
Loans receivable, net	57,536	—	—	57,469	57,469
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	185	3	20	162	185
Financial liabilities
Demand, money market, and savings	$38,399	$38,399	$—	$—	$38,399
Certificates of deposits	35,158	—	35,024	—	35,024
Advances by borrowers for taxes and insurance	559	559	—	—	559
Accrued interest payable	—	—	—	—	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1

(b)	Certificates of deposit in other financial institutions.

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

Effective as of January 1, 2016, financial institutions are required to maintain a capital conservation buffer to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of June 30, 2016, the Bank’s capital conservation buffer stood at 9.28%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of entering into the New Order to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at June 30, 2016 and December 31, 2015. While under the New and Old Order, the Bank cannot be consider “well capitalized”.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

Actual capital levels and minimum required levels for the Bank were:

			Minimum Required for Capital		Minimum Required
	Actual		Adequacy Purposes		By the Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total capital (to risk-weighted assets)	$8,700	17.3%	$4,028	8.0%	$6,042	12.0%
Common equity Tier 1 capital (torisk-weighted assets)	8,067	16.0	2,266	4.5	N/A	N/A
Tier 1 (core) capital (torisk-weighted assets)	8,067	16.0	3,021	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	8,067	9.9	3,263	4.0	6,527	8.0
December 31, 2015
Total capital (to risk-weighted assets)	$9,235	18.5%	$3,992	8.0%	$5,988	12.0%
Common equity Tier 1 capital (torisk-weighted assets)	8,607	17.3	2,245	4.5	N/A	N/A
Tier 1 (core) capital (torisk-weighted assets)	8,607	17.3	2,994	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	8,607	10.0	3,450	4.0	6,901	8.0

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

New Capital Requirements

In July, 2014, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement began at 0.625% January 1, 2016 and becomes fully phased in at 2.5% on January 1, 2019.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Assets. Total assets at June 30, 2016 were $80.9 million compared to $84.1 million at December 31, 2015, a decrease of $3.2 million, or 3.8%. This decrease was primarily due to the $3.0 million decrease in the balance of our securities available for sale, the $922,000 decrease in our loan portfolio, and the $960,000 decrease in our certificate of deposits in other financial institutions, partially offset by the $1.2 million increase in the balance of our cash and cash equivalents.

The decrease in our loan portfolio balance during the first six months of 2016 was primarily due to the $1.6 million decrease in our one- to four family residential loan portfolio, partially offset by the $747,000 increase in our commercial real estate loan portfolio. The decrease in our one- to four family residential loan portfolio was primarily due to the repayments from existing loans exceeding the $1.0 million of new loans originated. Management intends to purchase loan pools from other sources as outlined in our strategic plan to supplement our internal origination efforts to increase the balance of our loan portfolio and generate additional interest income.

At June 30, 2016 our allowance for loan losses was $981,000, or 1.70% of total loans, compared to $991,000, or 1.69% of total loans, at December 31, 2015. Our allowance reflected $23,000 of recoveries for the six months ended June 30, 2016 and a credit for loan losses of $33,000. Our loans classified as substandard or doubtful, which also represents our non-accrual loans, were $1.4 million or 2.50% of total loans at June 30, 2016 compared to $1.4 million or 2.47% of total loans at December 31, 2015. Our loans classified as TDRs totaled $1.9 million at June 30, 2016 of which $1.5 million were accruing, which was relatively unchanged from the amounts at December 31, 2015.

Our securities portfolio decreased $3.0 million or 28.5% to $7.5 million at June 30, 2016 compared to $10.5 million at December 31, 2015. The decrease was primarily due to the call of $6.0 million of government sponsored entities notes, partially offset by the purchase of $3.0 million of callable notes and the repayments on mortgage-backed securities. Our cash and cash equivalents increased $1.2 million to $10.5 million at June 30, 2016. Our certificates of deposit with other financial institutions decreased $960,000 primarily due to the maturity of $2.9 million of such certificates of deposit, partially offset by the purchase of $2.0 million.

Our premises and equipment increased $478,000 or 100.6% due to the leasehold improvements, furniture, and equipment for our branch office that we are upgrading and relocating within the shopping center where it is located. The upgraded branch will provide a drive-up facility that was not present in the existing location and will provide other improvements to promote that branch location. The new office opened on July 5, 2016. Total costs for leasehold improvements and equipment for the branch office are anticipated to total $780,000.

Liabilities. Our total liabilities decreased $2.6 million or 3.5% to $72.1 million at June 30, 2016. Our deposits decreased by $2.8 million or 3.7% to $70.8 million at June 30, 2016 compared to $73.6 million at December 31, 2015, primarily due to the $2.6 million or 7.4% decrease in our certificate of deposit accounts and the $755,000 or 5.7% decrease in our money market accounts, partially offset by the $1.1 million or 9.7% increase in the balance of our savings accounts. At the end of June, we offered a certificate of deposit account with a competitive market rate to help promote the new branch office location and to offset the decreases we have experienced within the certificate of deposit portfolio.

Stockholders’ Equity. Total stockholders’ equity at June 30, 2016 was $8.8 million, a decrease of $609,000 or 6.5% from December 31, 2015. The decrease resulted primarily from our net loss of $610,000 for the six months ended June 30, 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General. For the three months ended June 30, 2016 our net loss was $347,000 compared to a net loss of $319,000 for the three months ended June 30, 2015. The increase in our net loss was primarily due to the decreases in our net interest income and increase in our non-interest expense, partially offset by the credit for loan losses.

Interest Income. Interest income was $681,000 for the three months ended June 30, 2016, $57,000, or 7.7%, lower than the prior year period. Interest income from loans decreased $69,000 or 9.9% primarily due to a one-time charge of $73,000 related to changes in our processing for certain loan payments. The one-time charge contributed to the decrease in the yield of our loan portfolio to 4.47% for the three months ended June 30, 2016 compared to 4.88% for the prior year period. Excluding the effect of the charge, the yield on our loan portfolio would have been 4.99%. The average balance of our loan portfolio decreased $1.0 million for the three months ended June 30, 2016 compared to the prior year period primarily due to the $2.0 million decrease in our home equity line-of-credit loans, the $2.0 million decrease in the average balance of our one- to four-family residential loans, and the $523,000 decrease in our consumer loans. These decreases were partially offset by the $3.4 million increase in the average balance of our multi-family and commercial real estate loans and the $435,000 increase in our commercial business loans.

Interest income from securities increased $1,000 or 3.0% to $34,000 for the three months ended June 30, 2016. Interest income from other interest earning assets increased $11,000 or 100.0% to $22,000 for the three months ended June 30, 2016 compared to the prior year period. The average balance of our other interest earning assets decreased $4.8 million primarily due to the decrease in our customer deposits while the yield increased 0.36% to 0.61% for the three months ended June 30, 2016 as we purchased certificates of deposit from other financial institutions to increase our interest income. The balance of each certificate of deposit was less than $250,000 with maturities that ranged from six to 18 months. The average balance of the certificates of deposit for the three months ended June 30, 2016 totaled $4.0 million compared to $2.2 million in the comparable period during 2015.

Interest Expense. Interest expense for the three months ended June 30, 2016 was $76,000, a decrease of $16,000 or 17.4% from the prior year period due to the decrease in interest expense on deposits. The average cost of deposits decreased to 0.45% for the three months ended June 30, 2016 compared to 0.51% for the prior year period as the average cost of our certificate of deposit accounts decreased to 0.79% for the three months ended June 30, 2016 compared to 0.84% for the prior year period. The average balance of our certificate of deposit accounts decreased $6.4 million to $32.7 million. This decrease was partially offset by the $1.9 million increase in the average balance of our savings accounts for the three months ended June 30, 2016. At the end of June we offered a certificate of deposit account with a competitive market rate to help promote our new relocated branch office and offset the decreases we have experienced in our certificate of deposit portfolio.

Net Interest Income. Net interest income for the three months ended June 30, 2016 was $605,000 compared to $646,000 for the three months ended June 30, 2015. For the three months ended June 30, 2016, the average yield on interest-earning assets was 3.44% and the average cost of interest-bearing liabilities was 0.45% compared to 3.47% and 0.51%, respectively, for the three months ended June 30, 2015. These changes resulted in a net interest rate spread and net interest margin to 2.99% and 3.06% respectively for the three months ended June 30, 2016 compared to a net interest rate spread of 2.96% and net interest margin of 3.03% for the prior year period.

Provision for Loan Losses. We had a $33,000 credit for loan losses for the three months ended June 30, 2016 compared to no provision for the three months ended June 30, 2015. The credit was the result of decrease in specific reserve for one of our multi-family impaired loans due to an increase in market value, and a decrease in our historical loss ratios. At June 30, 2016, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the three months ended June 30, 2016, non-interest income was $32,000 compared to $38,000 for the three months ended June 30, 2015 primarily due to the $6,000 decrease in fees for originating loans for other financial institutions.

Non-interest Expense. For the three months ended June 30, 2016, our non-interest expense increased $22,000 or 2.2% compared to the prior year period. Professional fees increased $41,000 primarily due to the $14,000 increase for loan consulting fees, $17,000 internal audit and tax fees, and the $7,000 increase in our legal fees. Our other costs increased $66,000 primarily due to a one-time $40,000 operational loss that was below the insurance deductible and which is not expected to be recovered. Our compensation and employee benefit costs decreased $76,000 or 15.6% primarily due to the staffing changes and salary adjustment that were implemented in 2015 and the beginning of 2016.

Income Tax. We recorded immaterial amounts for income taxes for the three months ended June 30, 2016 and 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. For the six months ended June 30, 2016 our net loss was $610,000 compared to a net loss of $645,000 for the six months ended June 30, 2015. The decrease in our net loss was primarily due to the credit for loan losses and the decrease in our non-interest expenses, partially offset by the decrease in our non-interest income.

Interest Income. Interest income was $1.5 million for the six months ended June 30, 2016, $30,000, or 2.0%, lower than the prior year period. Interest income from loans was $67,000 or 4.8% lower for the six months ended June 30, 2016 compared to the prior year period primarily due to a one-time charge of $73,000 related to changes in our processing for certain loan payments. The average balance of our loan portfolio decreased $2.0 million for the six months ended June 30, 2016 compared to the prior year period primarily due to the $2.2 million decrease in our home equity line-of-credit loans, the $1.8 million decrease in the average balance of our one- to four-family residential loans, and the $537,000 decrease in our consumer loans. These decreases were partially offset by the $2.4 million increase in the average balance of our multi-family and commercial real estate loans and the $419,000 increase in our commercial business loans. The average yield on loans for the six months ended June 30, 2016 was 4.78% compared to 4.86% for the prior year period primarily due to the $73,000 one-time charge. Excluding the effect of the charge, the yield on our loan portfolio would have been 5.04%.

Interest income from securities increased $13,000 or 22.0% to $72,000 for the six months ended June 30, 2016 primarily due to the $1.3 million increase in the average balance of our securities portfolio as we increased our portfolio of government entity securities during 2015 to increase our interest income from earning assets. The yield on our securities was 1.45% for the six months ended June 30, 2016 compared to 1.38% for the prior year period. Interest income from other interest earning assets increased $24,000 or 126.3% to $43,000 for the six months ended June 30, 2016. The average balance of our other interest earning assets decreased $4.7 million primarily due to the decrease in the average balance of our deposits, while the yield increased 0.42% to 0.62% as we purchased certificates of deposit in other financial institutions to increase our interest income. The balance of each certificate of deposit was less than $250,000 with maturities that ranged from six to 18 months. The average balance of the certificates of deposit for the six months ended June 30, 2016 totaled $4.3 million compared to $1.1 million the prior your period.

Interest Expense. Interest expense for the six months ended June 30, 2016 was $157,000, a decrease of $29,000 or 15.6% from the prior year period due to the decrease in interest expense on deposits. The average cost of deposits decreased to 0.47% for the six months ended June 30, 2016 compared to 0.52% for the prior year period as the average cost of our certificate of deposit accounts decreased to 0.81% for the six months ended June 30, 2016 compared to 0.85% for the prior year period. The average balance of our certificate of deposit accounts decreased $6.0 million to $33.6 million, partially offset by the $1.6 million increase in the average balance of our savings accounts for the six months ended June 30, 2016.

Net Interest Income. Net interest income for the six months ended June 30, 2016 was $1.3 million, relatively unchanged from the six months ended June 30, 2015. For the six months ended June 30, 2016, the average yield on interest-earning assets was 3.64% and the average cost of interest-bearing liabilities was 0.47% compared to an average yield of 3.49% and average cost of 0.52%, respectively, for the six months ended June 30 2015. These changes resulted in an increase in our net interest rate spread and net interest margin to 3.17% and 3.25% respectively for the first six months of 2016 compared to a net interest rate spread of 2.97% and net interest margin of 3.05% for the prior year period.

Provision for Loan Losses. We had a $33,000 credit for loan losses for the six months ended June 30, 2016 and no provision for 2015. The credit was the result of decrease in the specific reserve for one of our multi-family impaired loans due to an increase in market value, and a decrease in our historical loss ratios. At June 30, 2016, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the six months ended June 30, 2016, non-interest income was $61,000 compared to $102,000 for the six months ended June 30, 2015. The decrease was primarily due to the $34,000 net gain on the sale of repossessed assets for the six months ended June 30, 2015.

Non-interest Expense. For the six months ended June 30, 2016, our non-interest expense decreased $24,000 or 1.2% compared to the prior year period. Professional fees increased $61,000 primarily due to the $19,000 increase for loan consulting fees, $25,000 for internal audit tax fees, and the $37,000 increase in our legal fees. Our other costs increased $81,000 primarily due to a one-time $40,000 operational loss that was below the insurance deductible which is not expected to be recovered, $14,000 for problem loan costs, $10,000 for provision for off balance sheet commitments, and $9,000 for cost related to the annual meeting. Our compensation and employee benefit costs decreased $116,000 or 11.8% primarily due to staffing changes and salary adjustment that were implemented in 2015 and the beginning of 2016.

Income Tax. We recorded immaterial amounts for income taxes for the six months ended June 30, 2016 and 2015.

Non-Performing Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	June 30, 2016	December 31, 2015
(Dollars in thousands
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$1,030	$1,030
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total non-accrual loans	1,030	1,030

Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total loans 90 days or more past due and still accruing	—	—

Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	63	69
Multi-family	346	346
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total non-accruing troubled debt restructured loans	409	415

Total non-performing loans	1,439	1,445

Repossessed Assets:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	389	389
Construction	—	—
Land	87	87
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—

Total foreclosed assets	476	476

Total non-performing assets	$1,915	$1,921

Total accruing troubled debt restructured loans	$1,525	$1,549

Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	2.50%	2.47%
Non-performing assets to total assets	2.37%	2.29%
Non-performing assets and accruing troubled debt restructurings to total assets	4.25%	4.13%

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

	Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$56,002	$625	4.47%	$57,021	$694	4.88%
Securities (1)	9,182	34	1.45	9,453	33	1.38
Other interest-earning assets (2)	14,029	22	0.61	18,795	11	0.25

Total interest-earning assets	79,213	$681	3.44	85,269	$738	3.47
Non-interest-earning assets	2,381			2,515

Total assets	$81,594			$87,784

Liabilities and stockholders’ equity:
Savings deposits	$11,635	$5	0.15	$9,770	$3	0.15
Demand deposits	9,735	2	0.05	10,282	2	0.08
Money market deposits	12,532	4	0.14	13,370	5	0.15
Certificates of deposit	32,673	65	0.79	39,108	82	0.84

Total deposits	66,575	76	0.45	72,530	92	0.51

Non-interest-bearing deposits	4,760			4,038
Other liabilities	1,026			1,047

Total liabilities	72,361			77,615
Stockholders’ equity	9,233			10,169

Total liabilities and stockholders’ equity	$81,594			$87,784

Net interest income		$605			$646

Net interest rate spread			2.99%			2.96%

Net interest-earning assets	$12,638			$12,739

Net interest margin			3.06%			3.03%

Average of interest-earning assets to interest-bearing Liabilities			118.98%			117.56%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the three months ended June 30, 2016 and 2015, respectively.
(2)	Other interest earning assets include certificates of deposit in other financial institutions and cash equivalents.

	Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$56,240	$1,341	4.78%	$58,216	$1,408	4.86%
Securities (1)	9,906	72	1.45	8,562	59	1.38
Other interest-earning assets (2)	14,053	43	0.62	18,705	19	0.20

Total interest-earning assets	80,199	$1,456	3.64	85,483	$1,486	3.49
Non-interest-earning assets	2,258			2,548

Total assets	$82,457			$88,031

Liabilities and stockholders’ equity:
Savings deposits	$11,312	$9	0.15	$9,749	$7	0.15
Demand deposits	9,602	3	0.06	9,867	3	0.07
Money market deposits	12,907	9	0.15	13,395	10	0.15
Certificates of deposit	33,556	136	0.81	39,520	166	0.85

Total deposits	67,377	157	0.47	72,531	186	0.52

Non-interest-bearing deposits	4,683			4,290
Other liabilities	1,034			1,114

Total liabilities	73,094			77,935
Stockholders’ equity	9,363			10,096

Total liabilities and stockholders’ equity	$82,457			$88,031

Net interest income		$1,299			$1,300

Net interest rate spread			3.17%			2.97%

Net interest-earning assets	$12,822			$12,952

Net interest margin			3.25%			3.05%

Average of interest-earning assets to interest-bearing Liabilities			119.03%			117.86%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the six months ended June 30, 2016 and 2015, respectively.
(2)	Other interest earning assets include certificates of deposit in other financial institutions and cash equivalents.

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

	Three Months Ended June 30, 2016 vs. 2015			Six Months Ended June 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(2)	$(67)	$(69)	$(32)	$(35)	$(67)
Securities	(1)	2	1	10	3	13
Other interest-earning assets	(3)	14	11	(6)	30	24

Total interest-earning assets	(6)	(51)	(57)	(28)	(2)	(30)

Interest-bearing liabilities:
Savings deposits	2	—	2	—	2	2
Demand accounts	—	—	—	—	—	—
Money market accounts	(1)	—	(1)	—	(1)	(1)
Certificates of deposit	(13)	(4)	(17)	(7)	(23)	(30)

Total deposits	(12)	(4)	(16)	(7)	(22)	(29)

Change in net interest income	$6	$(47)	$(41)	$(21)	$20	$(1)

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

PART II—Other Information

Item 1. Legal Proceedings

At June 30, 2016 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

In addition to the other information contained in the Quarterly Report on Form 10-Q, the follow risk factor represents material updates and additions to the risk factors previously disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2015as filed with the Securities and Exchange Commission. Additional risks not presently know to us, or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward looking statements made by or on behalf of us.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted Accounting Standard Update 2016-13, which will be effective for Ben Franklin Financial, Inc. and Ben Franklin Bank of Illinois for our first quarter of 2020. This standard , often referred to as “CECL” (reflecting ac current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S .GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. The new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses and have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

(a) Exhibits

31.1 Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2 Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1 Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (v) the notes to the Consolidated Financial Statements

101.INS   XBRL Instance Document

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

BEN FRANKLIN FINANCIAL, INC. (Registrant)

Date: August 12, 2016	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer

Date: August 12, 2016	/s/ Glen A. Miller
Glen A. Miller
Senior Vice President and Chief Financial Officer