Form 10-Q
period 2016-09-30
Ben Franklin Financial, Inc.
filed 2016-11-10
CIK 1618798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Number of outstanding shares of common stock as of November 10, 2016: 694,419

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except per share data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$758	$958
Interest-earning deposit accounts and federal funds sold	9,000	8,307
Cash and cash equivalents	9,758	9,265
Certificates of deposit in other financial institutions	3,920	4,635
Securities available for sale at fair value	7,501	10,484
Loans receivable, net (allowance for loan losses:
$962; at September 30, 2016—$991 at December 31, 2015)	55,572	57,536
Federal Home Loan Bank stock	921	921
Premises and equipment, net	1,207	475
Repossessed assets, net	701	476
Accrued interest receivable	186	185
Other assets	103	80
Total assets	$79,869	$84,057
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits—non-interest-bearing	$4,485	$4,569
Demand deposits—interest-bearing	8,690	9,733
Savings deposits	12,339	10,932
Money market deposits	11,834	13,165
Certificates of deposit	33,188	35,158
Total deposits	70,536	73,557
Advances from borrowers for taxes and insurance	262	559
Other liabilities	366	387
Common stock in ESOP subject to contingent purchase obligation	179	155
Total liabilities	71,343	74,658
Stockholders’ equity
Preferred stock, no par value; 1,000,000 authorized shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding shares – 694,419 at September 30, 2016 and 696,339 at December 31, 2015	7	7
Additional paid-in-capital	10,267	10,308
Retained deficit	(1,067)	(177)
Unearned Employee Stock Ownership Plan (ESOP) shares	(516)	(563)
Accumulated other comprehensive income	14	(21)
Reclassification of ESOP shares	(179)	(155)
Total equity	8,526	9,399
Total liabilities and stockholders’ equity	$79,869	$84,057

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income
Loans	$705	708	$2,046	$2,116
Securities	30	36	102	95
Federal funds sold and interest earning deposit accounts	21	16	64	35
	756	760	2,212	2,246
Interest expense
Deposits	81	92	238	278
	81	92	238	278
Net interest income	675	668	1,974	1,968
Provision (credit) for loan losses	(95)	55	(128)	55
Net interest income after provision for loan losses	770	613	2,102	1,913
Non-interest income
Service fee income	17	21	54	58
Gain on sale of repossessed assets, net	—	141	—	175
Other	8	26	32	57
	25	188	86	290
Non-interest expense
Compensation and employee benefits	422	478	1,288	1,460
Occupancy and equipment	179	160	486	473
Data processing services	78	78	237	245
Professional fees	133	104	417	327
FDIC insurance premiums	43	46	130	139
Repossessed asset expenses, net	79	3	117	71
Other	138	84	425	290
	1,072	953	3,100	3,005
Loss before income taxes	(277)	(152)	(912)	(802)
Income tax (benefit)	3	(10)	(22)	(15)
Net loss	$(280)	$(142)	$(890)	$(787)
Loss per common share basic and diluted	(0.42)	(0.22)	(1.35)	(1.19)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(280)	$(142)	$(890)	$(787)
Other comprehensive income (loss)
Unrealized holding gains (losses) arising during the period	(8)	25	57	39
Tax effect	3	(10)	(22)	(15)
Net of tax	(5)	15	35	24
Comprehensive loss	$(285)	$(127)	$(855)	$(763)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2016 and 2015 – (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2016	$7	$10,308	$—	$(177)	$(563)	$(21)	$(155)	$9,399
Net loss	—	—	—	(890)	—	—	—	(890)
Other comprehensive income	—	—	—	—	—	35	—	35
Earned ESOP shares	—	(20)	—	—	47	—	—	27
Purchase of common stock (1,920 shares)	—	(21)	—	—	—	—	—	(21)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(24)	(24)
Balance at September 30, 2016	$7	$10,267	$—	$(1,067)	$(516)	$14	$(179)	$8,526
Balance at January 1, 2015	$20	$8,233	$(462)	$855	$(355)	$2	$(114)	$8,179
Net loss	—	—	—	(787)	—	—	—	(787)
Other comprehensive income	—	—	—	—	—	24	—	24
Earned ESOP shares	—	(23)	—	—	48	—	—	25
Reclassification due to conversion	(13)	13	—	—	—	—	—	—
Net proceeds from common stock offering	—	2,504	—	—	—	—	—	2,504
Funds from termination of MHC	—	50	—	—	—	—	—	50
Addition to ESOP due to conversion	—	—	—	—	(273)	—	—	(273)
Retirement of treasury stock due to conversion	—	(462)	462	—	—	—	—	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(47)	(47)
Balance at September 30, 2015	$7	$10,315	$—	$68	$(580)	$26	$(161)	$9,675

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(890)	$(787)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	88	81
ESOP and other stock based compensation, net	27	25
(Provision) credit for loan losses	(128)	55
Write-down of repossessed assets	68	14
Gain on sale of repossessed assets	—	(175)
Changes in:
Deferred loan costs	14	(8)
Accrued interest receivable	(1)	—
Other assets	(45)	1,102
Other liabilities	(21)	(181)
Net cash from operating activities	(888)	126
Cash flows from investing activities
Principal repayments on mortgage-backed securities	79	87
Calls and maturities of securities available for sale	8,000	5,000
Maturities of certificates of deposit in other financial institutions	3,655	490
Purchase of securities available for sale	(5,039)	(8,000)
Purchase of certificates of deposit in other financial institutions	(2,940)	(5,860)
Net decrease in loans	1,785	3,707
Sales of repossessed assets	—	540
Expenditures for premises and equipment	(820)	(15)
Net cash from investing activities	4,720	(4,051)
Cash flows from financing activities
Net decrease in deposits	(3,021)	(5,296)
Net proceeds from common stock offering	—	2,231
Repurchase of ESOP shares subject to contingent repurchase obligation	(21)	—
Funds from termination of MHC	—	50
Net change in advances from borrowers for taxes and insurance	(297)	(393)
Net cash from financing activities	(3,339)	(3,408)
Net change in cash and cash equivalents	493	(7,333)
Cash and cash equivalents at beginning of year	9,265	19,014
Cash and cash equivalents at end of period	$9,758	$11,681
Supplemental disclosures
Interest paid	$237	$278
Transfers from loans to repossessed assets	293	351

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

Note 2 – Recurring Losses

The Company has incurred losses since 2008. The Company recently incurred net losses of $890 for the nine months ended September 30, 2016 and $1,032 during the year ended December 31, 2015. The losses are largely due to declining interest earning assets and our non-interest expenses exceeding our net interest income. Non-interest expense has been impacted by the increase in our professional fees and in 2016, an operational loss not reimbursable from our insurance. Despite these losses, the Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio were 16.84% and 9.70% respectively, at September 30, 2016.

The Company had $304 and $334 of cash at September 30, 2016 and December 31, 2015. The Company completed the public offering of common stock in January 2015, raising $2,504, net of $1,401 in conversion costs. The proceeds of the public stock offering were used to contribute $2,000 of additional capital to the Bank. In addition, $273 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $314 of the net proceeds were retained by Ben Franklin Financial, Inc.

On November 25, 2015 the Bank entered into a revised Consent Order (the “New Order”) with the Office of the Comptroller of the Currency (“OCC”) that reduced the Bank’s regulatory compliance burden. Concurrent with the execution of the New Order, the Bank’s prior Consent Order (the “Old Order”) entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order is comprised of two substantive articles as opposed to 12 substantive articles under the Old Order. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Order. The New Order requires the Bank to revise its current capital plan to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its strategic plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements. At September 30, 2016 and December 31, 2015 the Bank was in compliance with the required minimum ratios.

If the Bank is unable to meet the capital requirements and other requirements of the New Order, the OCC may institute other corrective measures and has enforcement powers to impose additional restrictions on the Bank’s operations, including seizure. Although management believes that it will successfully maintain the required capital ratios, there can be no assurance that they will be able to do so, nor that they will be able to comply fully with the provisions of the Order. Only the OCC has the authority to determine whether or not the provisions of the New Order have been met.

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

In August 2016, the FASB issued accounting standards update 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments. The update addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Securities Available for Sale

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
U.S. government-sponsored entities	$6,000	$1	$(2)	$5,999
Residential mortgage-backed	1,478	24	—	1,502
Total	$7,478	$25	$(2)	$7,501
December 31, 2015
U.S. government-sponsored entities	$10,000	$4	$(65)	$9,939
Residential mortgage-backed	518	27	—	545
Total	$10,518	$31	$(65)	$10,484

There were no sales of securities available-for-sale during the nine months ended September 30, 2016 or 2015. There were no securities pledged to secure any of the borrowings of the Company as of September 30, 2016 and December 31, 2015.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity as of September 30, 2016. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2016
	Amortized	Fair
	Cost	Value
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	6,000	5,999
Five to ten years	—	—
Residential mortgage-backed	1,478	1,502
Total	$7,478	$7,501

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

The following table summarizes securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2016
U.S. government sponsored entities	$998	$(2)	$—	$—	$998	$(2)
2015
U.S. government sponsored entities	$5,947	$(53)	$988	$(12)	$6,935	$(65)

As of September 30, 2016 and December 31, 2015, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

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

Note 5 – Loans

The following table sets forth the composition of our loan portfolio by segment and class, at the dates indicated.

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Secured by one- to four family	$27,792	49.10%	$30,368	51.84%
Secured by multi-family	7,896	13.95	7,592	12.96
Secured by commercial real estate	13,893	24.55	13,941	23.80
Secured by land	176	0.31	192	0.33
Secured by construction	218	0.39	—	—
Total first mortgage loans	49,975	88.30	52,093	88.93
Commercial, consumer and other loans:
Home equity lines-of-credit	4,967	8.78	4,574	7.81
Commercial business loans	1,199	2.12	1,112	1.90
Automobile loans	441	0.78	798	1.36
Other consumer loans	13	0.02	—	—
Total commercial, consumer and other loans	6,620	11.70	6,484	11.07
Gross loans	56,595	100.00	58,577	100.00
Premiums and net deferred loan costs	(61)		(50)
Allowance for loan losses	(962)		(991)
Total loans, net	$55,572		$57,536

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the three and nine months ended September 30, 2016 and 2015.

	First Mortgages					Commercial, Consumer and Other

	(Dollars in thousands)
	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the three months ended September 30, 2016
Allowance for loan losses
Beginning balance	$309	$134	$413	$5	$5	$76	$13	$26	$—	$981
Provision (credit) for loan losses	12	42	(128)	—	—	(8)	(1)	(12)	—	(95)
Loans charged-off	(11)	—	—	—	—	—	—	—	—	(11)
Recoveries	—	—	86	—	1	—	—	—	—	87
Total ending allowance balance September 30, 2016	$310	$176	$371	$5	$6	$68	$12	$14	$—	$962
For the three months ended September 30, 2015
Allowance for loan losses
Beginning balance	$462	$185	$375	$6	$7	$86	$7	$54	$—	$1,182
Provision (credit) for loan losses	123	(16)	(7)	(1)	(16)	(17)	—	(11)	—	55
Loans charged-off	(284)	—	—	—	—	—	—	—	—	(284)
Recoveries	—	—	—	—	14	—	—	—	—	14
Total ending allowance balance September 30, 2015	$301	$169	$368	$5	$5	$69	$7	$43	$—	$967
For the nine months ended September 30, 2016
Allowance for loan losses
Beginning balance	$326	$157	$385	$5	$—	$70	$12	$36	$—	$991
Provision (credit) for loan losses	(5)	19	(100)	—	(18)	(2)	—	(22)	—	(128)
Loans charged-off	(11)	—	—	—	—	—	—	—	—	(11)
Recoveries	—	—	86	—	24	—	—	—	—	110
Total ending allowance balance September 30, 2016	$310	$176	$371	$5	$6	$68	$12	$14	$—	$962
For the nine months ended September 30, 2015
Allowance for loan losses
Beginning balance	$392	$354	$277	$6	$7	$96	$8	$66	$—	$1,206
Provision (credit) for loan losses	193	(157)	91	(1)	(20)	(27)	(1)	(22)	(1)	55
Loans charged-off	(284)	(28)	—	—	—	—	—	(1)	—	(313)
Recoveries	—	—	—	—	18	—	—	—	1	19
Total ending allowance balance September 30, 2015	$301	$169	$368	$5	$5	$69	$7	$43	$—	$967

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impaired method at the dates indicated. The recorded investment in loans excludes accrued interest and loan origination fees due to immateriality.

	Loan Balance			Allowance
	(Dollars in thousands)
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
September 30, 2016
One-to-four-family	$1,312	$26,480	$27,792	$63	$247	$310
Multi-family	1,058	6,838	7,896	71	105	176
Commercial real estate	542	13,351	13,893	—	371	371
Land	—	176	176	—	5	5
Construction	—	218	218	—	6	6
Home equity lines of credit	—	4,967	4,967	—	68	68
Commercial	—	1,199	1,199	—	12	12
Automobile	—	441	441	—	14	14
Other consumer	—	13	13	—	—	—
Total	$2,912	$53,683	$56,595	$134	$828	$962
December 31, 2015
One-to-four-family	$1,640	$28,728	$30,368	$67	$259	$326
Multi-family	1,354	6,238	7,592	52	105	157
Commercial real estate	—	13,941	13,941	—	385	385
Land	—	192	192	—	5	5
Construction	—	—	—	—	—	—
Home equity lines of credit	—	4,574	4,574	—	70	70
Commercial	—	1,112	1,112	—	12	12
Automobile	—	798	798	—	36	36
Other consumer	—	—	—	—	—	—
Total	$2,994	$55,583	$58,577	$119	$872	$991

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information related to loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2016 and 2015 and as of and for the year ended December 31, 2015

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
September 30, 2016
With no related allowance recorded
One-to-four-family	$1,202	$782	$—	$1,059	$—	$—
Multi-family	—	—	—	184	23	23
Commercial real estate	542	542	—	121	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	1,744	1,324	—	1,364	23	23
With an allowance recorded
One-to-four-family	530	$530	$63	535	19	19
Multi-family	1,058	1,058	71	1,065	31	31
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	1,588	1,588	134	1,600	50	50
Total	$3,332	$2,912	$134	$2,964	$73	$73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
	(Dollars in thousands)
September 30, 2015
With no related allowance recorded
One-to-four-family	$1,523	$1,103	$—	$1,020	$—	$—
Multi-family	798	623	—	1,329	46	46
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	244	41	—	65	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	2,565	1,767	—	2,414	46	46
With an allowance recorded
One-to-four-family	545	545	41	550	22	22
Multi-family	736	736	58	743	28	28
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	1,281	1,281	99	1,293	50	50
Total	$3,846	$3,048	$99	$3,707	$96	$96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
December 31, 2015
With no related allowance recorded
One-to-four-family	$1,519	$1,099	$—	$1,040	$50	$50
Multi-family	800	625	—	1,154	—	—
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	49	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	2,319	1,724	—	2,243	50	50
With an allowance recorded
One-to-four-family	541	541	67	548	26	26
Multi-family	729	729	52	740	38	38
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	1,270	1,270	119	1,288	64	64
Total	$3,589	$2,994	$119	$3,531	$114	$114

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at the dates indicated by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
	(Dollars in thousands)
September 30, 2016
One-to-four-family	$—	$—	$—	$782	$27,010	$27,792
Multi-family	—	—	—	346	7,550	7,896
Commercial real estate	—	—	—	542	13,351	13,893
Land	—	—	—	—	176	176
Construction	—	—	—	—	218	218
Home equity line of credit	—	—	—	—	4,967	4,967
Commercial	—	—	—	—	1,199	1,199
Automobile	—	—	—	—	441	441
Other consumer	—	—	—	—	13	13
Total	$—	$—	$—	$1,670	$54,925	$56,595
December 31, 2015
One-to-four-family	$—	$—	$—	$1,099	$29,269	$30,368
Multi-family	—	—	—	346	7,246	7,592
Commercial real estate	—	—	—	—	13,941	13,941
Land	—	—	—	—	192	192
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	4,574	4,574
Commercial	—	—	—	—	1,112	1,112
Automobile	—	—	—	—	798	798
Other consumer	—	—	—	—	—	—
Total	$—	$—	$—	$1,445	$57,132	$58,577

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

	Pass	Substandard	Doubtful	Total
	(Dollars in thousands)
September 30, 2016
One-to-four-family	$27,010	$782	$—	$27,792
Multi-family	7,550	346	—	7,896
Commercial real estate	13,351	542	—	13,893
Land	176	—	—	176
Construction	218	—	—	218
Home equity lines of credit	4,967	—	—	4,967
Commercial	1,199	—	—	1,199
Automobile	441	—	—	441
Other consumer	13	—	—	13
Total	$54,925	$1,670	$—	$56,595
December 31, 2015
One-to-four-family	$29,269	$1,099	$—	$30,368
Multi-family	7,246	346	—	7,592
Commercial real estate	13,941	—	—	13,941
Land	192	—	—	192
Construction	—	—	—	—
Home equity lines of credit	4,574	—	—	4,574
Commercial	1,112	—	—	1,112
Automobile	798	—	—	798
Other consumer	—	—	—	—
Total	$57,132	$1,445	$—	$58,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Troubled Debt Restructurings

Our troubled debt restructurings totaled $1,644 at September 30, 2016 and $1,964 at December 31, 2015. There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2016 or the year ended December 31, 2015.

There were two loans modified as troubled debt restructurings with a balance of $402 as of September 30, 2016, which are being reported as nonaccrual. There were two loans modified as troubled debt restructurings with a balance of $415 which are being reported as nonaccrual as of December 31, 2015, one of which totaling $69 is paying as agreed under the terms of the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the nine months ended September 30, 2016, one multi-family loan totaling $346 had payment defaults and was reported as non-accrual at September 30, 2016 and December 31, 2015.

The Company has allocated $134 to specific reserves on $1,587 of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2016. At December 31, 2015, the Company has allocated $119 to specific reserves on $1,271 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of September 30, 2016 and December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

Note 6 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss) (Dollars in thousands)	$(280)	$(142)	$(890)	$(787)
Weighted average common shares outstanding (1)	659,607	658,260	660,093	659,679
Basic and diluted income (loss) per share (1)	$(0.42)	$(0.22)	$(1.35)	$(1.19)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Assets
Securities available for sale
U.S. government-sponsored entities	$5,999	$—	$5,999	$—
Residential mortgaged-backed	1,502	—	1,502	—
	$7,501	$—	$7,501	$—
December 31, 2015
Assets
Securities available for sale
U.S. government-sponsored entities	$9,939	$—	$9,939	$—
Residential mortgaged-backed	545	—	545	—
	$10,484	$—	$10,484	$—

There were no transfers between Level 1, Level 2, and Level 3 during the nine-months ended September 30, 2016 or the year ended December 31, 2015.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	987	—	—	987
Total impaired loans	$1,712	$—	$—	$1,712
Repossessed assets
One-to-four-family	$293	$—	$—	$293
Commercial real estate	321	—	—	321
Land	87	—	—	87
Total repossessed assets	$701	$—	$—	$701

December 31, 2015
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	677	—	—	677
Total impaired loans	$1,402	$—	$—	$1,402
Repossessed assets
Land	$87	—	—	$87
Total repossessed assets	$87	$—	$—	$87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $1,783 with a $71 valuation allowance at September 30, 2016 and an aggregate balance of $1,454 with a $52 valuation allowance at December 31, 2015. The impaired loans resulted in no provision for loan losses for the three and nine months ended September 30, 2016 and 2015.

Repossessed assets, consisting of other real estate owned, are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $701 at September 30, 2016 consisting of the cost basis and of $947 and a valuation allowance of $246. Repossessed assets were carried at $87 at December 31, 2015 consisting of the cost basis and of  $101 and a valuation allowance of $14.  There was $68 of write-downs on repossessed assets for the three and nine months ended September 30, 2016 and $14 for the three and nine months ended September 30, 2015.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

September 30, 2016

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$725	Sales comparison approach	Adjustment for differences between the comparable sales	(17.0%) – 8.7%
Multi-family	$987	Sales comparison approach	Adjustment for differences between the comparable sales	(1.9%) – 2.6%
Other real estate owned
One-to-four-family	$293	Sales comparison approach	Adjustment for differences between the comparable sales	(4.4%) – 2.4%
Commercial real estate	$321	Sales comparison approach	Adjustment for differences between the comparable sales	(23.6%) – 16.7%
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(8.0%) – 86.0%

December 31, 2015
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$725	Sales comparison approach	Adjustment for differences between the comparable sales	(9.9%) – 14.1%
Multi-family	$677	Sales comparison approach	Adjustment for differences between the comparable sales	(6.7%) – 13.2%
Other real estate owned
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(11.6%) – 31.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at
		September 30, 2016 (Unaudited) Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,758	$9,758	$—	$—	$9,758
Certificates of deposit in other financial institutions	3,920	—	3,920	—	3,920
Securities available-for-sale	7,501	—	7,501	—	7,501
Loans receivable, net	55,572	—	—	56,029	56,029
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	186	—	32	154	186
Financial liabilities
Demand, money market, and savings	$37,348	$37,348	$—	$—	$37,348
Certificates of deposits	33,188	—	33,262	—	33,262
Advances by borrowers for taxes and insurance	262	262	—	—	262
Accrued interest payable	1	—	1	—	1

		Fair Value Measurements at
		December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,265	$9,265	$—	$—	$9,265
Certificates of deposit in other financial institutions	4,635	—	4,635	—	4,635
Securities available-for-sale	10,484	—	10,484	—	10,484
Loans receivable, net	57,536	—	—	57,469	57,469
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	185	3	20	162	185
Financial liabilities
Demand, money market, and savings	$38,399	$38,399	$—	$—	$38,399
Certificates of deposits	35,158	—	35,024	—	35,024
Advances by borrowers for taxes and insurance	559	559	—	—	559
Accrued interest payable	—	—	—	—	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1

(b)	Certificates of deposit in other financial institutions.

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

Effective as of January 1, 2016, financial institutions are required to maintain a capital conservation buffer to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three-year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019). As of September 30, 2016, the Bank’s capital conservation buffer stood at 8.84%.

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. On November 25, 2015 the Bank entered into a New Order with the OCC that reduced the Bank’s regulatory compliance burden. Concurrent with the execution of the New Order, the Old Order entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Order.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of entering into the New Order to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at September 30, 2016 and December 31, 2015. While under the New and Old Order, the Bank cannot be consider “well capitalized”.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

Actual capital levels and minimum required levels for the Bank were:

			Minimum Required for Capital		Minimum Required
	Actual		Adequacy Purposes		By the Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total capital (to risk-weighted assets)	$8,438	16.8%	$4,008	8.0%	$6,012	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	7,808	15.6	2,255	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	7,808	15.6	3,006	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	7,808	9.7	3,221	4.0	6,442	8.0
December 31, 2015
Total capital (to risk-weighted assets)	$9,235	18.5%	$3,992	8.0%	$5,988	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	8,607	17.3	2,245	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	8,607	17.3	2,994	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	8,607	10.0	3,450	4.0	6,901	8.0

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

Our strategic plan to increase income includes growing our loan portfolio through a combination of our internal origination efforts and through the acquisition of loan pools from other sources. We believe we must continue to increase our level of higher interest earning assets to become profitable. During 2016, the Bank experienced a number of personnel changes within the lending department that impacted our ability to generate the origination levels in our plan. The changes included the departure of our primary lending officer and his subsequent replacement several months later. This position is primarily responsible for our residential lending portfolio and fee generation through originations for other institutions. At the end of October 2016, we hired a senior loan officer to assume the Chief Lending Officer position. This function had been the responsibility of the Bank’s President. The new Chief Lending Officer will be responsible for the implementing strategies to attain our loan origination goals as well as overseeing our credit and loan administration functions. Prior to accepting this position, this individual provided loan consulting service to the Bank since March of 2016. We believe that our new loan department structure along with our other referral sources, will help us meet our future production goals. While we have been presented with several pool purchase opportunities, we have not identified any that meet our strategic income and risk objectives. We may still pursue pool purchases in the future.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Assets. Total assets at September 30, 2016 were $79.9 million compared to $84.1 million at December 31, 2015, a decrease of $4.2 million, or 5.0%. This decrease was primarily due to the $3.0 million decrease in the balance of our securities available for sale, the $2.0 decrease in our loan portfolio, and the $715,000 decrease in our certificate of deposits in other financial institutions, partially offset by the $732,000 increase in the balance of our premise and equipment and $493,000 increase in our cash and cash equivalents.

The decrease in our loan portfolio balance during the first nine months of 2016 was primarily due to the $2.6 million decrease in our one- to four family residential loan portfolio and $357,000 decrease in our automobile loan portfolio, partially offset by the $393,000 increase in our home equity line- of -credit loan portfolio and the $304,000 increase in our multi-family loan portfolio. The decrease in our one- to four family residential loan portfolio was primarily due to the repayments from existing loans exceeding the $2.2 million of new loans originated. Management has reviewed several options for the purchase of loan pools from other sources as outlined in our strategic plan to supplement our internal origination, however, we have not identified a pool that meets our strategic income and risks objectives.

At September 30, 2016 our allowance for loan losses was $962,000, or 1.70% of total loans, compared to $991,000, or 1.69% of total loans, at December 31, 2015. Our allowance reflected $110,000 of recoveries for the nine months ended September 30, 2016 primarily from the $86,000 recovery from the discounted payoff of a multi-family loan and a credit for loan losses of $128,000, partially offset by an $11,000 charge-off related to a residential loan that was transferred to other real estate owned. Our loans classified as substandard or doubtful, which also represents our non-accrual loans, were $1.7 million or 2.95% of total loans at September 30, 2016 compared to $1.4 million or 2.47% of total loans at December 31, 2015. The increase reflects the downgrade of a $542,000 loan secured by a commercial real estate property, partially offset by the transfer of a residential loan with a book value of $293,000 to other real estate owned. Our loans classified as TDRs totaled $1.6 million at September 30, 2016 of which $1.2 million were accruing, compared to $2.0 million at December 31, 2015 of which $1.5 million was accruing. The decrease was primarily due to the discounted payoff of a loan secured by a multi-family property.

Our securities portfolio decreased $3.0 million or 28.5% to $7.5 million at September 30, 2016 compared to $10.5 million at December 31, 2015. The decrease was primarily due to the call of $8.0 million of government sponsored entities notes and the repayments on mortgage-backed securities, partially offset by the purchase of $4.0 million of fixed rate callable notes with maturities of four years or less and $1.0 million of a 15 year fixed rate mortgage-backed security. Our cash and cash equivalents increase $493,000 to $9.8 million at September 30, 2016. Our certificates of deposit with other financial institutions decreased $715,000 primarily due to the maturity of $3.7 million of such certificates of deposit, partially offset by the purchase of $2.9 million.

Our premises and equipment increased $732,000 or 154.1% primarily due to the leasehold improvements, furniture, and equipment for our branch office that we upgraded and relocated within the existing shopping center. The new office opened on July 5, 2016. Total costs for leasehold improvements and equipment for the branch office totaled $780,000.

Liabilities. Our total liabilities decreased $3.3 million or 4.4% to $71.3 million at September 30, 2016. Our deposits decreased by $3.1 million or 4.2% to $70.5 million at September 30, 2016 compared to $73.6 million at December 31, 2015, primarily due to the $2.0 million or 5.6% decrease in our certificate of deposit accounts the $1.3 million or 10.1% decrease in our money market accounts, and the $1.1 million or 7.8% decrease in our checking accounts, partially offset by the $1.4 million or 12.9% increase in the balance of our savings accounts.

Stockholders’ Equity. Total stockholders’ equity at September 30, 2016 was $8.5 million, a decrease of $873,000 or 9.3% from December 31, 2015. The decrease resulted primarily from our net loss of $890 for the nine months ended September 30, 2016.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. For the three months ended September 30, 2016 our net loss was $280,000 compared to a net loss of $142,000 for the three months ended September 30, 2015. The increase in our net loss was primarily due to the decreases in our non-interest income and the increase in our non-interest expense, partially offset by the credit for loan losses.

Interest Income. Interest income was $756,000 for the three months ended September 30, 2016, $4,000, or 0.5%, lower than the prior year period. Interest income from our loan portfolio decreased $3,000 or 0.4%. The average balance of our loan portfolio for the three months ended September 30, 2016 was $314,000 lower than the prior year period primarily due to the $1.9 million decrease in our one- to four-family residential loans, the $444,000 decrease in our consumer loans and the $303,000 decrease in our home equity line-of-credit loans. These decreases were partially offset by the $1.7 million increase in the average balance of our multi-family and commercial real estate loans and the $517,000 increase in our commercial business loans. The yield on our loan portfolio was 5.03% for the three months ended September 30, 2016 compared to 4.99% the prior year period.

Interest income from securities decreased $6,000 or 16.7% to $30,000 for the three months ended September 30, 2016 primarily due to the $2.8 million decrease in the average balance of our securities portfolio to $8.5 million. The average yield for our securities portfolio was 1.42% for the three months ended September 30, 2016 compared to 1.26% for the prior year period. Interest income from other interest earning assets increased $5,000 or 31.3% to $21,000 for the three months ended September 30, 2016 compared to the prior year period. The average balance of our other interest earning assets decreased $4.1 million primarily due to the decrease in our customer deposits while the yield increased 0.26% to 0.63% for the three months ended September 30, 2016 as we purchased certificates of deposit from other financial institutions to increase our interest income. The balance of each certificate of deposit was less than $250,000 with maturities that ranged from nine to 18 months. The average balance of the certificates of deposit for the three months ended September 30, 2016 totaled $3.5 million compared to $5.0 million in the comparable period of 2015.

Interest Expense. Interest expense for the three months ended September 30, 2016 was $81,000, a decrease of $11,000 or 12.0% from the prior year period due to the decrease in interest expense on deposits as the average balance of interest bearing deposits decreased $5.0 million. The average balance of our certificate of deposit accounts decreased $4.3 million to $33.6 million, the average balance of our money market accounts decreased $1.4 million, and the average balance of our checking accounts decreased $988,000. These decreases were partially offset by the $1.7 million increase in the average balance of our savings accounts for the three months ended September 30, 2016. The average cost of deposits decreased to 0.49% for the three months ended September 30, 2016 compared to 0.51% for the prior year period.

Net Interest Income. Net interest income for the three months ended September 30, 2016 was $675,000 compared to $668,000 for the three months ended September 30, 2015. For the three months ended September 30, 2016, the average yield on interest-earning assets was 3.90% and the average cost of interest-bearing liabilities was 0.49% compared to 3.56% and 0.51%, respectively, for the three months ended September 30, 2015. These changes resulted in a net interest rate spread and net interest margin to 3.41% and 3.48% respectively for the three months ended September 30, 2016 compared to a net interest rate spread of 3.05% and net interest margin of 3.13% for the prior year period. The increase in the net interest rate spread and margin was primarily due to the increase in the yield of our investments and other interest earning assets.

Provision for Loan Losses. We had a $95,000 credit for loan losses for the three months ended September 30, 2016 compared to a $55,000 provision for the three months ended September 30, 2015. The credit was primarily the result of an $86,000 recovery on the discounted payoff of a loan secured by a multi-family property partially offset by an $11,000 charge-off on a residential loan that was transferred to other real estate owned. Our provision for the three months ended September 30, 2015 was primarily due to the impact of the $284,000 charge-off taken during the quarter on a residential property. At September 30, 2016, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the three months ended September 30, 2016, non-interest income was $25,000 compared to $188,000 for the three months ended September 30, 2015 primarily due to the $141,000 gain on the sale of a residential real estate property in third quarter of 2015. Fees for originating loans for other financial institutions decreased $17,000 for the three months ended September 30, 2016 compared to the prior year period.

Non-interest Expense. For the three months ended September 30, 2016, our non-interest expense increased $119,000 or 12.5% compared to the prior year period. Repossessed assets costs increased $76,000 primarily due to the $68,000 write-down of a commercial real estate property for the three months ended September 30, 2016 compared to $14,000 for the prior year period. Professional fees increased $29,000 primarily due to the $10,000 increase for other consulting fees, and the $17,000 increase in our legal fees. Our other costs increased $54,000 or 64.3% primarily due to the $5,000 provision for off balance sheet commitments for the three months ended September 30, 2016 compared to the $15,000 recovery the prior year period; the $17,000 increase in marketing costs primarily related to the new office relocation; and $17,000 real estate taxes for loans in the processes of foreclosure. Our occupancy costs increased $19,000 primarily due to the increase in our depreciation expense for the leasehold improvements for our branch office. Our compensation and employee benefit costs decreased $56,000 or 11.7% primarily due to the staffing changes and salary adjustment that were implemented in 2015 and the beginning of 2016.

Income Tax. We recorded immaterial amounts for income taxes for the three months ended September 30, 2016 and 2015.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General. For the nine months ended September 30, 2016 our net loss was $890,000 compared to a net loss of $787,000 for the nine months ended September 30, 2015. The increase in our net loss was primarily due to the decrease in our non-interest income and increase in our non-interest expenses, partially offset by the credit for loan losses.

Interest Income. Interest income was $2.2 million for the nine months ended September 30, 2016, $34,000, or 1.5%, lower than the prior year period. Interest income from loans was $2.0 million, $70,000 or 3.3% lower for the nine months ended September 30, 2016 compared to the prior year period primarily due to $1.4 million decrease in the average balance of our loan portfolio. The decrease in average balance included decreases of $1.9 million in our one- to four-family residential loans, $1.6 million in our home equity line-of-credit loans, and $505,000 in our consumer loans. These decreases were partially offset by the $2.2 million increase in the average balance of our multi-family and commercial real estate loans and the $452,000 increase in the average balance of our commercial business loans. The average yield on loans for the nine months ended September 30, 2016 was 4.86% compared to 4.90%.

Interest income from securities increased $7,000 or 7.4% to $102,000 for the nine months ended September 30, 2016 primarily due to the increase in yield on our securities to 1.44% for the nine months ended September 30, 2016 compared to 1.33% for the prior year period. Interest income from other interest earning assets increased $29,000 or 82.9% to $64,000 for the nine months ended September 30, 2016. The average balance of our other interest earning assets decreased $4.5 million primarily due to the decrease in the average balance of our deposits, while the yield increased to 0.62% from 0.26% as we purchased certificates of deposit in other financial institutions to increase our interest income. The balance of each certificate of deposit was less than $250,000 with maturities that ranged from nine to 18 months. The average balance of the certificates of deposit for the nine months ended September 30, 2016 totaled $4.0 million compared to $2.4 million for the prior your period.

Interest Expense. Interest expense for the nine months ended September 30, 2016 was $238,000, a decrease of $40,000 or 14.4% from the prior year period due to the decrease in interest expense on deposits. The average balance of interest bearing deposits decreased $5.1 million for the nine months ended September 30, 2016 compared to the prior year period as the average balance of our certificate of deposit accounts decreased $5.4 million to $33.6 million, and the average balance of our checking and money market accounts decreased $1.3 million. These decrease was partially offset by the $1.6 million increase in the average balance of our savings accounts for the nine months ended September 30, 2016. The average cost of deposits decreased to 0.47% for the nine months ended September 30, 2016 compared to 0.52% for the prior year period.

Net Interest Income. Net interest income for the nine months ended September 30, 2016 was $2.0 million, relatively unchanged from the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the average yield on interest-earning assets was 3.72% and the average cost of interest-bearing liabilities was 0.47% compared to an average yield of 3.51% and average cost of 0.52%, respectively, for the nine months ended September 30 2015. These changes resulted in an increase in our net interest rate spread and net interest margin to 3.25% and 3.32% respectively for the first nine months of 2016 compared to a net interest rate spread of 2.99% and net interest margin of 3.08% for the prior year period. The increase in the net interest rate spread and margin was primarily due to the increase in the yield of our investments and other interest earning assets.

Provision for Loan Losses. We had a $128,000 credit for loan losses for the nine months ended September 30, 2016 compared to a $55,000 provision for the nine months ended September 30, 2015. The credit was primarily the result of an $86,000 recovery on the discounted payoff of a loan secured by a multi-family property and a $24,000 recovery from a residential construction loan, partially offset by an $11,000 charge-off on a residential loan that was transferred to other real estate owned. Our provision for the nine months ended September 30, 2015 was primarily due to the impact of the $284,000 charge-off taken on a residential property. At September 30, 2016, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the nine months ended September 30, 2016, non-interest income was $86,000 compared to $290,000 for the nine months ended September 30, 2015. The decrease was primarily due to the $175,000 net gain on the sale of repossessed assets for the nine months ended September 30, 2015. Fees for originating loans for other financial institutions decreased $21,000 for the nine months ended September 30, 2016 compared to the prior year period.

Non-interest Expense. For the nine months ended September 30, 2016, our non-interest expense increased $95,000 or 3.2% compared to the prior year period. Professional fees increased $90,000 primarily due to the $51,000 increase for legal fees, $33,000 for tax and accounting related fees, and $9,000 for other consulting fees. Our other costs increased $135,000 primarily due to a one-time $40,000 operational loss that was below the insurance deductible which is not expected to be recovered, $31,000 for problem loan costs, a $15,000 provision for off balance sheet commitments for the nine months ended September 30, 2016 compared to the $15,000 recovery the prior year period; and $9,000 related to the annual meeting. Our compensation and employee benefit costs decreased $172,000 or 11.8% primarily due to staffing changes and salary adjustments that were implemented in 2015 and the beginning of 2016.

Income Tax. We recorded immaterial amounts for income taxes for the nine months ended September 30, 2016 and 2015.

Non-Performing Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$726	$1,030
Multi-family	—	—
Commercial	542	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total non-accrual loans	1,268	1,030
Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total loans 90 days or more past due and still accruing	—	—
Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	56	69
Multi-family	346	346
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total non-accruing troubled debt restructured loans	402	415
Total non-performing loans	1,670	1,445
Repossessed Assets:
Real estate loans:
One- to four-family residential	293	—
Multi-family	—	—
Commercial	321	389
Construction	—	—
Land	87	87
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total foreclosed assets	701	476
Total non-performing assets	$2,371	$1,921
Total accruing troubled debt restructured loans	$1,242	$1,549
Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	2.95%	2.47%
Non-performing assets to total assets	2.97%	2.29%
Non-performing assets and accruing troubled debt restructurings to total assets	4.52%	4.13%

(1)	Non-performing loans consist of non-accruing loans and non-accruing troubled debt restructurings
(2)	Non-performing assets consist of non-performing loans and repossessed assets
29

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$56,174	$705	5.03%	$56,488	$708	4.99%
Securities (1)	8,496	30	1.42	11,296	36	1.26
Other interest-earning assets (2)	13,035	21	0.63	17,180	16	0.37
Total interest-earning assets	77,705	$756	3.90	84,964	$760	3.56
Non-interest-earning assets	2,819			2,359
Total assets	$80,524			$87,323
Liabilities and stockholders’ equity:
Savings deposits	$11,853	$4	0.15	$10,138	$4	0.15
Demand deposits	8,914	1	0.06	9,901	2	0.06
Money market deposits	11,881	5	0.15	13,313	5	0.15
Certificates of deposit	33,575	71	0.84	37,916	81	0.85
Total deposits	66,223	81	0.49	71,268	92	0.51
Non-interest-bearing deposits	4,558			4,604
Other liabilities	830			1,465
Total liabilities	71,611			77,337
Stockholders’ equity	8,913			9,986
Total liabilities and stockholders’ equity	$80,524			$87,323
Net interest income		$675			$668
Net interest rate spread			3.41%			3.05%
Net interest-earning assets	$11,482			$13,696
Net interest margin			3.48%			3.13%
Average of interest-earning assets to interest-bearing Liabilities			117.34%			119.22%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the three months ended September 30, 2016 and 2015, respectively.
(2)	Other interest earning assets include certificates of deposit in other financial institutions and cash equivalents.

	Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$56,218	$2,046	4.86%	$57,634	$2,116	4.90%
Securities (1)	9,432	102	1.44	9,542	95	1.33
Other interest-earning assets (2)	13,711	64	0.62	18,175	35	0.26
Total interest-earning assets	79,361	$2,212	3.72	85,351	$2,246	3.51
Non-interest-earning assets	2,447			2,486
Total assets	$81,808			$87,837
Liabilities and stockholders’ equity:
Savings deposits	$11,510	$13	0.15	$9,864	$11	0.15
Demand deposits	9,371	4	0.06	9,878	5	0.06
Money market deposits	12,563	14	0.15	13,367	15	0.15
Certificates of deposit	33,562	207	0.82	38,980	247	0.85
Total deposits	67,006	238	0.47	72,089	278	0.52
Non-interest-bearing deposits	4,641			4,396
Other liabilities	963			1,272
Total liabilities	72,610			77,757
Stockholders’ equity	9,198			10,080
Total liabilities and stockholders’ equity	$81,808			$87,837
Net interest income		$1,974			$1,968
Net interest rate spread			3.25%			2.99%
Net interest-earning assets	$12,355			$13,262
Net interest margin			3.32%			3.08%
Average of interest-earning assets to interest-bearing Liabilities			118.44%			118.40%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $921,000 for the nine months ended September 30, 2016 and 2015, respectively.
(2)	Other interest earning assets include certificates of deposit in other financial institutions and cash equivalents.

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

	Three Months Ended September 30, 2016 vs. 2015			Nine Months Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(6)	$3	$(3)	$(29)	$(41)	$(70)
Securities	(10)	4	(6)	(1)	8	7
Other interest-earning assets	(4)	9	5	(10)	39	29
Total interest-earning assets	(20)	16	(4)	(40)	6	(34)
Interest-bearing liabilities:
Savings deposits	—	—	—	2	—	2
Demand accounts	(1)	—	(1)	(1)	—	(1)
Money market accounts	—	—	—	(1)	—	(1)
Certificates of deposit	(9)	(1)	(10)	(32)	(8)	(40)
Total deposits	(10)	(1)	(11)	(32)	(8)	(40)
Change in net interest income	$(10)	$17	$7	$(8)	$14	$6

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

PART II—Other Information

Item 1. Legal Proceedings

At September 30, 2016 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2016, the Company repurchased 1,920 shares of its common stock at a price of $11.00 per share for a total of $21,120.  The shares purchased represent the distribution to terminated ESOP participants who exercised their put option under the ESOP plan document.  The Company then retired the shares which were returned to authorized but unissued common stock.  The price was determine by an appraisal as required by the ESOP plan document.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

31.1 Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2 Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1 Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (v) the notes to the Consolidated Financial Statements

101.INS   XBRL Instance Document

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

BEN FRANKLIN FINANCIAL, INC. (Registrant)

Date: November 10, 2016	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer

Date: November 10, 2016	/s/ Glen A. Miller
Glen A. Miller
Senior Vice President and Chief Financial Officer
35