Form 10-K
period 2016-12-31
Ben Franklin Financial, Inc.
filed 2017-03-29
CIK 1618798

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 29, 2017, there were issued and outstanding 710,038 shares of the Registrant’s Common Stock.

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $6.8 million

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2017. (Part III).

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

•

our ability to comply with the Consent Order entered into by Ben Franklin Bank of Illinois with the Office of the Comptroller of the Currency ("OCC") on November 25, 2015, including our individual minimum capital requirements, and the board resolutions requested by the Federal Reserve Board;

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

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit and, to a much lesser extent, commercial business loans, construction loans, and consumer loans. In the past we have also made land loans, and we may determine to resume making such loans in the future. We also invest in U.S. government sponsored entity mortgage-backed securities and other securities issued by U.S. government sponsored entities. Our revenues are derived principally from the interest on loans and securities, fees for loan origination services, loan fees, and fees levied on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities and to a lesser extent advances from the Federal Home Loan Bank.

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

Market Area

We conduct business through our main office located at 830 East Kensington Road, Arlington Heights, Illinois and our branch office located at 3266 Kirchoff Road, Rolling Meadows, Illinois.

Our offices are located in relatively affluent suburban communities located approximately 15 miles to the northwest of Chicago, Illinois, which is located in Cook County, Illinois. In 2016, Cook County experienced a 4.2% increase in median household income and a 4.9% increase in per capita income compared to 2015. We believe that Arlington Heights and, to a lesser extent, Rolling Meadows may be classified as “mature” suburbs and that more rapid growth is occurring in the counties immediately surrounding Chicago.

Our market area has continued to experience a recovery from the economic downturn in 2008 that caused the real estate values to decline for several years after the initial downturn.  Sales activity for single family and condominiums during 2016 in the nine county Chicago Primary Statistical Metropolitan Area increased 4.3% compared to 2015 and the 2016 year-end median price was $222,500 compared to $210,000 in 2015 as reported by the Illinois Association of Realtors. This price is still below the market high of $247,800 in December 2007.

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

Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our deposit sources are primarily concentrated in the communities surrounding our banking offices located in Arlington Heights and Rolling Meadows in Cook County, Illinois. As of June 30, 2016, the latest date for which FDIC data is available, we had approximately 1.58% of market share in Arlington Heights. As of that same date we had approximately 1.56% of market share in Rolling Meadows. Our market share in Cook County overall was 0.03%.

Lending Activities

General. Our principal lending activity is originating and acquiring one- to four-family residential loans, commercial real estate loans, multi-family real estate loans, home equity lines of credit and, to a much lesser extent, commercial business loans, construction loans and consumer loans. In the past we have also made land loans, and we may determine to resume making such loans in the future. At December 31, 2016, our gross loans totaled $63.3 million, of which $30.3 million, or 47.9%, were one- to four-family residential loans, $25.3 million, or 40.0%, were multi-family residential and commercial real estate loans, and $5.4 million, or 8.5%, were home equity lines of credit.

Our loan portfolio has decreased from $109.8 million at December 31, 2008 to $62.3 million at December 31, 2016 primarily due to the effects of the severe economic recession that began in 2008, and the related negative impact on our real estate market. During the economic downturn, we experienced higher non-performing assets and losses during the subsequent years. We are currently subject to a Consent Order with the Office of the Comptroller of the Currency which imposes certain minimum regulatory capital ratios which has required that we shrink our balance sheet to maintain adequate capital levels. Our current strategy is to increase our loan portfolio, especially our portfolio of commercial and multi-family real estate loans, and to a lesser extent commercial business loans, to increase our interest income and return to profitability.  The successful implementation of our business strategy may require that we raise additional capital to maintain those minimums capital requirements as we gradually return to profitability.  Such capital may not be available on terms that allow us to successfully implement our plan.

During 2016, the Bank experienced a number of personnel changes within the lending department that impacted our ability to generate the loan origination levels in our business plan.  The changes included the departure of our primary lending officer and his subsequent replacement several months later.   This position is primarily responsible for our residential lending portfolio and fee generation through originations for other institutions.  At the end of October 2016, we hired a senior loan officer to assume the Chief Lending Officer position.  This function had been the responsibility of the Bank’s President.  The new Chief Lending Officer is responsible for implementing strategies to attain our loan origination goals as well as overseeing our credit and loan administration functions.  Prior to accepting this position, this individual provided loan consulting service to the Bank since March of 2016. We believe that our new loan department structure along with our other referral sources, will help us meet our future production goals.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans held for sale at December 31, 2016 and December 31, 2015, respectively.

	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$30,347	47.92%	$30,368	51.84%
Multi-family	10,031	15.84	7,592	12.96
Commercial	15,292	24.14	13,941	23.80
Land	170	0.27	192	0.33
Construction	499	0.79	—	—
Home equity lines of credit	5,370	8.48	4,574	7.81
Commercial business loans	1,249	1.97	1,112	1.90
Automobile loans	364	0.57	798	1.36
Other consumer loans	14	0.02	—	—
Total loans	$63,336	100.00%	$58,577	100.00%
Other items:
Net deferred loan fees	(84)		(50)
Allowance for loan losses	(904)		(991)
Total loans, net	$62,348		$57,536

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2016, including scheduled principal amortization but excluding non-accruing loans.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments.

	One-to Four-Family Real Estate		Multi-family Real Estate		Commercial Real Estate		Land		Construction
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2017	$3,522	4.38%	$2,621	5.07%	$2,268	5.37%	$13	6.46%	$499	4.65%
2018	1,612	4.55	2,774	5.56	2,199	5.19	157	6.40	—	—
2019	2,571	4.94	632	5.77	1,458	5.32	—	—	—	—
2020 to 2021	5,246	4.70	3,557	4.87	6,955	5.12	—	—	—	—
2022 to 2026	6,971	4.39	163	6.88	1,723	4.77	—	—	—	—
2027 to 2031	4,957	4.22	—		41	4.00	—	—	—	—
2032 and beyond	4,681	4.57	—		106	4.00	—	—	—	—
Total	$29,560	4.52%	$9,747	5.21%	$14,750	5.14%	$170	6.41%	$499	4.65%

	Home Equity Lines of Credit		Commercial Business		Automobile		Other Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2017	$1,070	4.42%	$243	5.60%	$207	5.02%	$6	4.46%	$10,449	4.83%
2018	228	5.00	225	5.57	110	4.75	6	4.48	7,311	5.22
2019	390	4.98	213	5.81	39	5.13	2	4.50	5,305	5.18
2020 to 2021	587	5.00	374	5.78	8	4.86	—	—	16,727	4.94
2022 to 2026	997	4.88	194	5.79	—	—	—	—	10,048	4.57
2027 to 2031	310	3.69	—	—	—	—	—	—	5,308	4.26
2032 and beyond	1,547	3.64	—	—	—	—	—	—	6,334	4.35
Total	$5,129	4.37%	$1,249	5.71%	$364	4.84%	$14	4.47%	$61,482	4.80%

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2016 that are due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$17,519	$8,519	$26,038
Multi-family	7,126	—	7,126
Commercial	11,664	818	12,482
Land	157	—	157
Construction	—	—	—
Home equity lines of credit	—	4,059	4,059
Commercial business loans	983	23	1,006
Automobile loans	157	—	157
Other consumer loans	8	—	8
Total loans	$37,614	$13,419	$51,033

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Ben Franklin Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2016, based on the 15% limitation, our loans-to-one-borrower limit was approximately $1.3 million. On the same date, we had four borrowers with outstanding balances and or commitments in excess of this amount. These outstanding balances and or commitments were within the respective limits at the time they were originated.  As of December 31, 2016, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $1.4 million consisting of two loans, each secured by a commercial retail property which were performing in accordance with its terms at December 31, 2016.

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

While our loan policy provides for individual lending authorities, our general practice is that all loans, regardless of size, are reviewed and approved by a loan committee possessing sufficient lending authority. We have two such loan committees; the Board Loan Committee and the Officers Loan Committee. The Board Loan Committee reviews all loan requests of $500,000 up to $1.0 million and recommends for approval by the board all requests of $1.0 million and greater. The Board Loan Committee also ratifies all loans approved by the Officer Loan Committee.   The Officers Loan Committee reviews all loans, regardless of size and has approval authority for all loans under $500,000. The Board ratifies all loans approved by the Board Loan Committee and the Officer Loan Committees and approves all loans of $150,000 and greater that contain policy exceptions.  As per the loan policy, our senior lending officer has approval authority for real estate loans of up to $350,000 and home equity loans of up to $250,000. Real estate loans and home equity loans above those amounts require the approval of our President or Chief Executive Officer. Our senior lending officer has approval authority for secured commercial loans up to $300,000, construction loans up to $350,000 and secured consumer loans of up to $250,000. Secured commercial loans, construction loans and secured consumer loans above those amounts require approval of our President or Chief Executive Officer. Per our loan policy, our President and Chief Executive Officers have approval authority for real estate loans, home equity, secured commercial, secured consumer loans, and construction loans up to $500,000 each. Loans of $500,000 and greater require the approval of our Officers Loan Committee.  Loans of $1.0 million and greater require approval by our Board Loan Committee. In addition, all loans are ratified by our board of directors. Loans in excess of $150,000 that are subject to policy exceptions require the approval of the full board of directors.

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

One- to Four-Family Residential Real Estate Lending. At December 31, 2016, $30.3 million, or 47.9% of our gross loan portfolio consisted of residential mortgage loans. Of these loans, $23.4 million were secured by owner occupied one- to four-family residences, and $6.9 million were non-owner occupied. Our average outstanding one- to four-family residential loan balance $174,000 and our largest outstanding residential loan had a principal balance of $1.1 million at December 31, 2016. The vast majority of the residential loans we originate are secured by properties located in our market area.

We offer both adjustable-rate and fixed-rate one- to four-family residential loans. However, due to consumer demand in the current and prolonged low interest rate environment, a significant portion of our one- to four-family residential loan portfolio consists of fixed-rate loans with original terms in excess of 15 years. At December 31, 2016, $21.4 million, or 70.6% of our one- to four-family residential loans had fixed rates of interest. Of such loans, $7.6 million had original contractual maturities of 10 years or less, $7.5 million had original contractual maturities between 10 and 20 years and $6.3 million had original contractual maturities in excess of 21 years in our portfolio.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Also, many of our adjustable-rate one- to four-family residential loans have fixed rates of interest for an initial period of up to seven years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2016, $8.9 million, or 29.4% of our one- to four-family residential loans, had adjustable rates of interest.

As an alternative to adjustable-rate mortgage loans, we offer a bi-weekly fixed rate mortgage product that is unique to our market. We are not currently aware of any local competitor offering a similar product. As this product requires 26 payments per year, or the equivalent of 13 monthly payments each year, there is an accelerated amortization. For example, on a 25 year bi-weekly mortgage, if paid on time, it will fully amortize within 21.7 years. We offer bi-weekly mortgages at customizable terms within terms of 15, 20, 25 and 30 years.

Our current bi-weekly rate mortgage loans carry fixed interest rates priced from 3.625% to 4.625% for terms ranging from 15 years to 30 years.  Although this is not a secondary mortgage market product, we generally determine whether a borrower qualifies for a bi-weekly mortgage loan in conformance with the underwriting guidelines set forth by Fannie Mae and Freddie Mac.  We recently discontinued offering bi-weekly loans for non-owner-occupied mortgages.

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

In the past, we have made construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. Our constructions loans generally require that the property is under contract for sales upon completion. Although we have curtailed our construction lending during the last few years, we believe that construction and land development lending is consistent with our community bank strategy. Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction financing is generally considered to involve a higher degree of credit risk than longer-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value is inaccurate, we may be confronted with a project, when completed, with a value that is insufficient to ensure full repayment of the loan.

At December 31, 2016 we had a one- to four-family residential mortgage loan with an outstanding balance of $726,000 which was 90 days or more delinquent and in non-accrual status and one troubled debt restructuring with an outstanding balance of $61,000 that was in non-accrual status.

Commercial Real Estate Lending. Our commercial real estate loan portfolio was $15.3 million at December 31, 2016 compared to $13.9 million at December 31, 2015.  Our efforts to increase this segment of the portfolio are primarily the result of the personnel changes in our lending department, referrals from external sources, and expanded relationships with other financial institutions for participations in loans they originate as we implement our strategic plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Our commercial real estate loans generally have a maximum term of 5 years and are subject to a balloon payment at maturity. The amortization period for these loans is typically 25 years or less. These loans have fixed rates of interest for the entire term. At maturity, the borrower, and if applicable, guarantor, and the collateral are subjected to underwriting and valuation reviews. If this review process still finds these loans to be satisfactory, they are extended for an additional period of three to five years. Renewal rates are tied to certain indices, including the relevant Constant Maturity Treasury Bill Index or prime, plus a margin. In 2016 we also introduced a ten year term loan with a fixed interest rate for the first five years and then an annual rate adjustment each year for the remaining five year term.  The amortization term for these loans is generally 25 years or less subject to a balloon payment at maturity.  The initial rate and subsequent rate adjustments are tied to the relevant Constant Maturity Treasury Bill Index. Commercial real estate loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%. Most of our commercial real estate loans have principal balances less than $1.0 million and include penalties for early repayment.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower and/or guarantor, including their credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower and/or guarantor, we consider their financial resources, their debt to income and global debt service coverage ratios, their ability to provide outside support through income sources unrelated to the income producing property, their experience in owning or managing similar property and their payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, the condition of the property and the debt service coverage ratio (the ratio of net operating income to debt service) to assess whether it is at least 120% of the monthly debt service. All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Appraisals on all loans equal to or greater than $500,000 or considered complex are reviewed by outside, independent third party review appraisers. All other appraisals are reviewed by one of our lenders or credit analysts who are independent of the transaction. Where the borrower is not an individual (such as a C or S corporation, limited liability company, partnership or land trust or other shell entity), we generally require personal guarantees on these loans.

The borrower’s financial information on commercial real estate loans is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews, periodic face-to-face meetings, and site visits. We require such borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the guarantors and/or principals of our corporate borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including rent rolls/tenant lists, copies of leases and other information, as applicable.

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2016, we had one commercial real estate loan with an outstanding balance of $542,000 which was 90 days or more delinquent and in non-accrual status.

At December 31, 2016, our largest commercial real estate loan totaled $1.3 million and was secured by an owner/user single occupant retail appliance store. At December 31, 2016, this loan was performing in accordance with its terms.

Multi-Family Real Estate Lending. At December 31, 2016, we had multi-family real estate loans of $10.0 million compared to $7.6 million at December 31, 2015. Our efforts to increase this segment of the portfolio are primarily the result of personnel changes in our lending department, referrals from external sources, and expanded relationships with other financial institutions for participations in loans they originate as we implement our strategic plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

The multi-family real estate loans we originate generally have a maximum term of five years and are subject to balloon payments at maturity. The amortization period for these loans is typically 25 years or less. The interest rates on these loans are generally fixed for the entire term. At maturity, the borrower, and if applicable, guarantor, and the collateral are subjected to underwriting and valuation reviews.  If this review process still finds these loans to be satisfactory, they are extended for an additional period of three to five years.  Should the loan be renewed at maturity, the rates are adjusted to current market rates and the loan is extended for an additional three to five years. Renewal rates are tied to certain indices, including the relevant Constant Maturity Treasury Bill Index or prime, plus a margin.  In 2016, we also introduced a ten year term loan with a fixed interest rate for the first five years and then an annual rate adjustment each year for the remaining five year term.  The amortization term for these loans is generally 25 years or less subject to a balloon payment at maturity.  The initial rate and subsequent rate adjustments are tied to the relevant Constant Maturity Treasury Bill Index. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%.  Most of our multi-family loans have principal balances less than $1.0 million and include penalties for early repayment. Our multi-family real estate loans are secured by apartment buildings located within the greater Chicago area.

Appraisals on properties securing multi-family real estate loans are performed by an outside independent appraiser designated by us at the time the loan is made. All appraisals on multi-family real estate loans are reviewed. Appraisals on all loans equal to or greater than $500,000 or considered complex are reviewed by outside, independent third party review appraisers. All other appraisals are reviewed by one of our lenders or credit analysts who are independent of the transaction. Our underwriting procedures include considering the borrower’s and/or the guarantor’s expertise and require verification of their credit history, sources of income and financial statements, banking relationships, references and income projections for the property. Where the borrower is not an individual (such as a C or S corporation, limited liability company, partnership or land trust or other shell entity), we generally require personal guarantees on these loans.

The borrower’s financial information on multi-family loans is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews, periodic face-to-face meetings, and site visits. We require such borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the guarantors and/or principals of our corporate borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including rent rolls/tenant lists, copies of leases and other information, as applicable.

Multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2016, we had one multi-family real estate loan with an aggregate outstanding balance of $284,000 which was in non-accrual status.

At December 31, 2016, our largest multi-family loan had a balance of $891,000 and was a secured by two apartment buildings with a total of 24 units. At December 31, 2016, this loan was performing in accordance with its terms and subsequently was paid off in February of 2017.

Home Equity Lending. We originate variable-rate home equity lines of credit and, to a lesser extent, fixed- and variable-rate loans secured by a lien on the borrower’s primary residence. Our home equity products are limited to 80% of the property value less any other mortgages.

In 2016, we began offering a new home equity line product.  The new structure combines a 10 year draw period with a 15 year (second lien) or 20 year (first lien) fully amortizing loan.  At the tenth anniversary of the date of funding, the outstanding balance at that time will automatically convert to the fully amortizing structure. This product carries an interest rate tied to the prime rate published in the Wall Street Journal for the entire term of the loan with a margin that ranges from prime to prime minus 100 basis points and a floor of 3.50% for first lien loans and a margin that ranges from prime to prime minus 50 basis points and a floor of 4.00% for second lien loans.  The product has a rate ceiling of 17.5%.  A prepayment penalty is assessed if the line is closed within one year.

We continue to offer a seven-year balloon home equity line of credit product, meaning the entire balance is due at maturity. To determine the pro forma payment at the end of the original term for underwriting purposes, we assume the commitment is fully drawn and we use a 2.0% shock over the current rate and amortize the loan over a seven year term. This product carries an interest rate tied to the prime rate published in the Wall Street Journal with a margin that ranges from prime to prime minus 125 basis points. The product has a rate ceiling of 17.5% and a floor of 4.00% for first lien position loans and 5.00% for second lien position loans. A prepayment penalty is assessed if the line is closed within one year.

We currently also offer fixed rate fully amortizing home equity loans with a term of five years. We use the same underwriting standards for home equity loans as we use for one- to four-family residential mortgage loans. Our current home equity loan product carries an interest rate of 6.00% with no origination fees or 5.00% with a 1.00% fee. We discontinued offering fixed rate home equity loans subject to balloon payments.

At December 31, 2016, we had $5.4 million, or 8.5%, of gross loans in home equity loans and outstanding advances under home equity lines of credit and an additional $5.0 million of funds committed, but not advanced, under home equity lines of credit.  At December 31, 2016, we had one loan with an outstanding balance of $241,000 that was in non-accrual status.

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

Our commercial business loans totaled $1.2 million at December 31, 2016.  We have a relationship with a private lending firm from which we purchase individual loans to medical practitioners for financing medical equipment and for working capital for establishing private practices. These loans are treated as a loan to one borrower, as the originating firm can replace any loan that is not performing as agreed with another performing loan from its own captive portfolio. We focus on the private lender as our primary source of repayment and require annual financial updates. At December 31, 2016, there were 19 loans purchased from this firm that made up $1.2 million, or 99.0%, of our commercial loan portfolio. None of the loans purchased from this source have defaulted. We expect that we will continue this line of lending in the future.

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

At December 31, 2016, our largest commercial business loan relationship was the aforementioned private lending firm’s loans to medical practitioners with a balance of $1.2 million. At December 31, 2016, these loans were performing in accordance with their original terms.

Consumer Lending. In the past we purchased new and used automobiles under an agreement with a local bank to diversify our portfolio and increase our interest income.  In January 2014, we suspended new purchases under this agreement based on the review of risk concentrations in our portfolio, liquidity requirements, and economic conditions. Between December 31, 2009 and December 31, 2016, purchased automobile loans decreased from $7.2 million to $357,000. At this time we do not anticipate the resumption of the automobile purchase program.

We also offer consumer loans directly to customers in our market area with acceptable credit ratings. At December 31, 2016, we had $14,000 of consumer loans other than automobile loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2016, we had no repossessed automobiles. There were no non-performing consumer loans at December 31, 2016. While the current amount of our repossessed assets and non-performing consumer loans is low, there can be no assurance that delinquencies in our consumer loan portfolio will not increase in the future.

Originations, Sales and Purchases of Loans

We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders, attorneys and others in the community. We occasionally offer incentives to employees for these loan referrals.

From time to time we sell loans based on asset/liability, risk-sharing and regulatory considerations. For instance, we may sell participation interests in our large multi-family, commercial real estate and commercial loans in order to diversify our risk or accommodate a borrower with a need in excess of our legal lending limit. At December 31, 2016, we do not service any one- to four-family loans for others.

We have purchased, and may purchase in the future, loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available to us with favorable terms in our own market area.  In 2016, we purchased $5.5 million in participations with other institutions. We generally use the same underwriting and approval standards in evaluating loan purchases as we do in originating loans. At December 31, 2016, approximately $11.2 million of our loan portfolio was serviced by others. While we intend to focus on internally generated originations, we may from time to time purchase participations in multi-family, commercial real estate and commercial loans with other financial institutions. The following table shows our loan origination, purchase and principal repayment activity during the periods indicated. Loans are presented net of loans in process and the allowance for loan losses. We did not sell any loans during the periods covered by the table.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2016	2015
	(In thousands)
Total loans, including loans held for sale, at beginning of period	$57,536	$60,405

Loans originated:
Real estate loans:

One- to four-family residential	$3,041	$4,445
Multi-family	3,455	—
Commercial	3,878	4,286
Construction	499	325
Commercial business loans	74	32
Other consumer loans	25	—
Total loans originated	10,972	9,088

Loans purchased:
Real estate loans:
One- to four-family residential	$3,431	$—
Multi-family	800	—
Commercial	400	401
Commercial business loans	525	747
Construction	331	354
Total loans purchased	5,487	1,502

Add (Deduct):
Principal repayments	$(12,120)	$(10,302)
Commercial lines of credit, net	—	90
Home equity lines of credit, net	795	(2,785)
Provision for loan losses	128	40
Transfer from loan to repossessed assets	(293)	(351)
Net other	(157)	(151)
Net loan activity	4,812	(2,869)
Total loans receivable, net, including loans held for sale, at end of period	$62,348	$57,536

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

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016
Real estate loans:
One- to four-family residential	—	$—	—	$—	2	$787	2	$787
Multi-family	—	—	—	—	1	284	1	284
Commercial	—	—	—	—	1	542	1	542
Land	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	1	241	1	241
Commercial business loans	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total loans	—	$—	—	$—	5	$1,854	5	$1,854
At December 31, 2015
Real estate loans:
One- to four-family residential	—	$—	—	$—	3	$1,099	3	$1,099
Multi-family	—	—	—	—	1	346	1	346
Commercial	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Commercial business loans	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total loans	—	$—	—	$—	4	$1,445	4	$1,445

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

The following table sets forth our amounts of classified assets, assets designated as special mention and total criticized assets (classified assets and loans designated as special mention) as of the dates indicated. Amounts shown at December 31, 2016 and December 31, 2015, include approximately $1.9 million and $1.4 million of nonperforming loans, respectively.

	At December 31,
	2016	2015
	(In thousands)
Classified assets:
Substandard	$1,854	$1,445
Doubtful	—	—
Loss	—	—
Total classified assets	1,854	1,445
Special mention	—	—
Total criticized assets	$1,854	$1,445

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

The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated.

At December 31
	2016	2015
(In thousands)
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$726	$1,030
Multi-family	—	—
Commercial	542	—
Land	—	—
Construction	—	—
Home equity lines of credit	241	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total non-accrual loans	1,509	1,030
Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Land	—	—
Construction	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total loans 90 days or more past due and still accruing	—	—
Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	61	69
Multi-family	284	346
Commercial	—	—
Land	—	—
Construction	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total non-accruing troubled debt restructured loans	345	415
Total non-performing loans	1,854	1,445
Repossessed Assets:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	321	389
Land	87	87
Construction	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total foreclosed assets	408	476
Total non-performing assets	$2,262	$1,921
Total accruing troubled debt restructured loans	$1,231	$1,549

	At December 31
	2016	2015
	(In thousands)
Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	2.93%	2.47%
Non-performing assets to total assets	2.65%	2.29%
Non-performing assets and accruing troubled debt restructurings to total assets	4.10%	4.13%

Non-performing Loans. At December 31, 2016, our non-performing loans, other than non-accruing troubled debt restructurings described below, totaling $1.5 million, includes a one- to four-family loan, one multi-family loan, and one commercial real estate loan.

For the years ended December 31, 2016 and 2015, interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was immaterial. No interest income was recognized on such loans for the years ended December 31, 2016 and 2015.

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

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2016 and 2015, we had $345,000 and $415,000 in non-accruing troubled debt restructurings, respectively. At December 31, 2016, non-accrual troubled debt restructurings included a single one- to four-family residential loan for $61,000 and one multi-family loan for $284,000.

Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay. At December 31, 2016 and 2015, we had $1.2 million and $1.5 million in accruing troubled debt restructurings, respectively. At December 31, 2016, accruing troubled debt restructurings included two one- to four-family residential loans totaling $526,000 and one multi-family loan totaling $705,000 million collateralized by a 12 unit apartment building.

For the years ended December 31, 2016 and 2015, interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $93,000 and $131,000, respectively. Interest income recognized on such loans for the years ended December 31, 2016 and 2015 was $68,000 and $98,000, respectively.

Other Loans of Concern. At December 31, 2016, there were no other loans or other assets that are not disclosed above, including criticized and non-performing assets, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2016	2015
	(In thousands)
Allowance at beginning of period	$991	$1,206

Charge-offs:
Real estate loans:
One- to four-family residential	(11)	(284)
Multi-family	(62)	(28)
Commercial	—	—
Land	—	—
Construction	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	(2)	(1)
Other consumer loans	—	—
Total charge-offs	(75)	(313)
Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multi-family	88	—
Commercial	—	—
Land	—	—
Construction	26	20
Home equity lines of credit	—	—
Commercial business loans	—	117
Automobile loans	2	—
Other consumer loans	—	1
Total recoveries	116	138
Net recoveries (charge-offs)	41	(175)
Credit for loan losses	(128)	(40)
Allowance at end of period	$904	$991
Ratios:
Net (recoveries) charge-offs to average loans outstanding during the period	(0.07)%	0.30%
Allowance for loan losses to non-performing loans at end of period	48.76%	68.58%
Allowance for loan losses to total loans at end of period	1.43%	1.69%

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

	At December 31,
	2016		2015
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allowance	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allowance
	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$261	28.87%	$326	32.90%
Multi-family	141	15.60	157	15.84
Commercial	386	42.70	385	38.85
Land	5	0.55	5	0.50
Construction	15	1.66	—	—
Home equity lines of credit	72	7.96	70	7.06
Commercial business loans	13	1.44	12	1.21
Automobile loans	11	1.22	36	3.63
Other consumer loans	—	—	—	—
Total allocated allowance	904	100.00%	991	100.00%
Total allowance for loan losses	$904		$991

At December 31, 2016, our allowance for loan losses represented 1.43% of gross loans and 48.76% of non-performing loans.

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

Investment Activities

General. We utilize mortgage-backed and other securities in our asset/liability management. In making investment decisions, management considers, among other things, our yield and interest rate objectives, our interest rate risk and credit risk position, our loan volume, and our liquidity and cash flow. As of December 31, 2016, all of our investment securities were available-for-sale and were issued by U.S. government sponsored entities which the government has affirmed its commitment to support.

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

Government sponsored entities residential mortgage-backed securities and other government sponsored entity securities carry a yield generally lower than that of the corresponding type of residential loan. Accordingly, if the proportion of our assets consisting of government sponsored entities residential mortgage-backed securities and other government sponsored entity securities increases, our asset yields would likely be somewhat adversely affected. We will evaluate government sponsored entity securities purchases in the future based on our asset/liability objectives, market conditions and alternative investment opportunities.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated, excluding stock of the Federal Home Loan Bank of Chicago. All securities were held for sale at the dated indicated.

	At December 31,
	2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government-sponsored entities	$7,000	$6,873	$10,000	$9,939
U.S. government-sponsored entities residential mortgage-backed	1,385	1,367	518	545
Total	$8,385	$8,240	$10,518	$10,484

Securities Portfolio Maturities and Yields. The composition and contractual maturities of the investment securities portfolio at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. All of our securities at December 31, 2016 were taxable securities.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. government-sponsored entity obligations	$—	—%	$7,000	1.39%	$—	—%	$—	—%	$7,000	$6,873	1.39%
U.S. government-sponsored entities residential mortgage-backed	—	—	20	5.50	80	5.50	1,285	1.79	1,385	1,367	2.06
Total securities available for sale	$—	$—%	$7,020	—%	$80	—%	$1,285	—%	$8,385	$8,240	1.50%

Other Securities. During recent years, our investment in securities other than residential mortgage-backed securities, cash and cash equivalents, and Federal Home Loan Bank of Chicago stock have been quite limited. However, in the future, depending on asset/liability management considerations and market considerations, we may determine to invest in other securities including securities issued by the U.S. Treasury and U.S Government agencies, corporate debt securities and, to a lesser extent, corporate equity securities.

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

As we focus on providing business banking products and services and through meaningful and directed relationship development, we try to capture additional low cost deposits, such as commercial demand deposits and savings accounts, not for profit demand deposit accounts and commercial money market accounts.  Further, we endeavor to develop a “house-holding” approach to relationship management.  By this we mean developing whole banking relationships that include not only business related accounts, but also the related personal and employee based accounts. Additionally, we will require depository accounts with borrowing relationships.

Deposits. The following table sets forth the distribution of our total deposits by account type, for the periods indicated.

	At or for the Years Ended December 31,
	2016				2015
	Average Balance	Amount	Percent	Weighted Average Rate	Average Balance	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Demand deposit accounts:
Interest bearing	$9,333	$9,787	13.22%	0.06%	$9,901	$9,733	13.23%	0.06%
Non-interest bearing	4,677	4,852	6.55	—	4,443	4,569	6.21	—
Money market accounts	12,360	11,702	15.81	0.15	13,401	13,165	17.90	0.15
Savings accounts	11,673	12,395	16.74	0.15	9,991	10,932	14.86	0.15
Certificates of deposit	33,408	35,295	47.68	0.82	38,321	35,158	47.80	0.84
Total deposits	$71,451	$74,031	100.00%	0.47%	$76,057	$73,557	100.00%	0.45%

As of December 31, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $12.4 million. The following table sets forth the maturity of those certificates as of December 31, 2016.

At December 31, 2016
(In thousands)
Maturity period:
Three months or less	$1,830
Over three months through six months	1,991
Over six months through one year	3,966
Over one year	4,568
Total	$12,355

Borrowings. Our borrowings currently consist solely of advances from the Federal Home Loan Bank of Chicago.  At December 31, 2016, we had access to additional Federal Home Loan Bank advances of up to $5.2 million.  The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates and for the periods indicated.

	At or For the Years Ended
	December 31,
	2016	2015
	(Dollars in thousands)
Balance at end of year	$2,000	—
Average balance during year	60	—
Maximum outstanding at any month end	2,000	—
Weighted average interest rate at end of period	1.78%	—
Average interest rate during year	1.78%	—

Subsidiary Activities

Ben Franklin Financial has no direct or indirect subsidiaries other than Ben Franklin Bank of Illinois.

Personnel

At December 31, 2016, we had a total of 26 full-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relationships with our employees.

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

On March 27, 2014, Ben Franklin-Federal and Ben Franklin Financial, MHC adopted board resolutions requested by the Federal Reserve Board which prohibit us from paying dividends, increasing our debt or redeeming shares of Ben Franklin-Federal stock without prior written approval from the Federal Reserve Board. This resolution remains in effect for the Company with the completion of the reorganization in January 2015. We cannot determine when the Company would no longer be subject to the conditions of the board resolutions.

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

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. At December 31, 2016, based on the 15% limitation, our loans-to-one-borrower limit was approximately $1.3 million. On the same date, we had four borrowers with outstanding balances and or commitments in excess of this amount.  These outstanding balances or commitments were within the limits at the time they were originated.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender (“QTL”) test, which required us to either qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the qualified thrift lender test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2016, we maintained 96.6% of our portfolio assets in qualified thrift investments and, therefore, we satisfied the QTL test.

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

Capital Requirements

Federal regulations require savings associations to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of regulations implementing recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

Risk-based capital standards for savings associations require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated other comprehensive income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

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

On November 25, 2015, Ben Franklin Bank entered into a New Order with the OCC (see “—Consent Order and Board Resolutions Above” above) which included a requirement to maintain a total risk-based capital ratio of at least 12% and a minimum Tier 1 leverage capital ratio of at least 8%. As a result of entering into the New Order to achieve and maintain specific capital levels, Ben Franklin Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at December 31, 2016 and 2015. At December 31, 2016, Ben Franklin Bank had a Tier 1 leverage capital level of $7.5 million, or 9.3% which met the requirement of the minimum capital ratio established by the New Order. The Bank had a total risk-based capital level of $8.2 million, or 14.5% of risk-weighted assets which met the requirement of the New Order.

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

Our authority to extend credit to executive officers, directors or 10% or greater stockholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Federal Reserve Board Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2016, we were in compliance with these regulations.

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

The Federal Deposit Insurance Corporation assesses deposit insurance premiums on all insured depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with institutions that are deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s aggregate deposits.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation is authorized to impose and collect, through the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized Financing Corporation assessment was equal to 0.6 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System

Ben Franklin Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, we are required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank.

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

31

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

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Federal Taxation

General. The Company and Ben Franklin Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  During the past five years, one tax return is in the process of being audited.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or Ben Franklin Bank.

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

At December 31, 2016, our total federal and Illinois pre-1988 base year tax bad debt reserve was approximately $355,000. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

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

Net Operating Loss Carryovers. Generally we may carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, we have federal net operating losses of approximately $7.4 million which are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2030 through 2036. For financial reporting purposes, at December 31, 2016, we continue to maintain a valuation allowance established at December 31, 2009, based on our assessment of our ability to realize our net deferred tax asset due to continuing losses incurred.

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

State and Local Taxation

Illinois State Taxation. The Company and Ben Franklin Bank are required to file Illinois income tax returns and pay tax at a stated tax rate of 9.5% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2016, we have Illinois net operating losses of approximately $9.2 million which are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2019 through 2028.

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

The successful implementation of our strategic plan will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area. In addition, our ability to successfully grow will depend on several factors, including continued favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial and multi-family real estate loans, home equity lines of credit and commercial business loans. Growth opportunities may not be available and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branches to attract enough favorably priced deposits to generate the revenue needed to offset the associated expenses. In addition, the successful implementation of our business strategy may require that we raise additional capital, which may not be available on terms that allow us to successfully implement our plan.   Assuming the successful execution of our business plan, we do not expect that we will return to profitability until fiscal 2019. We may be unsuccessful, however, in executing on our business plan and may not be able to return to profitability in the timeframe we expect, or at all.

The implementation of our business strategy, which includes significant growth of our loan portfolio, may require that we raise additional capital. Such capital may not be available on terms that are consistent with our business strategy, which could cause our business strategy to fail.

           We may need to raise additional capital in the future to support operations and the significant growth of our loan portfolio that is contemplated by our business strategy. Our ability to raise capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control and our financial performance. If we cannot raise additional capital when needed on terms that are consistent with the successful implementation of our business strategy, it would affect our operations and could cause our business strategy to be unsuccessful.

If our problem assets increase, our results of operations may decline.

At December 31, 2016, our non-performing assets, which were also our classified assets, totaled $1.9 million or 2.7% of our total assets and consisted of $345,000 of non-accrual troubled debt restructurings, $1.5 million of non-accrual loans, and $408,000 of repossessed assets. Our problem assets adversely affect our net income in various ways. We do not record interest income on non-accrual loans or repossessed assets. Based on our estimate of the level of allowance for loan losses required, we record a provision for loan losses as a charge to earnings to maintain the allowance for loan losses at an appropriate level. We also write down the value of properties in our repossessed assets to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to our repossessed assets. Further, the resolution of problem assets requires the active involvement of management, which could detract from the overall supervision of our operations and implementation of our business strategy. Finally, if our estimate of the allowance for loan losses is inadequate, we will have to increase the allowance accordingly.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are significantly affected by changes in interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Because our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets, a sustained increase in interest rates generally would tend to reduce our interest income. At December 31, 2016, a portion (16.9%) of our loan portfolio was comprised of fixed-rate loans with remaining terms of over 15 years while a significant portion (62.9%) of our certificates of deposit had terms of one year or less. In the event that interest rates suddenly rise our interest expense may rise more quickly than our interest income. Consequently, we may experience a related decrease in our net interest income.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio. Generally, the value of our securities classified as available for sale changes inversely with changes in interest rates. At December 31, 2016, the fair value of our portfolio of investment securities classified as available for sale totaled $8.2 million. At that date, net unrealized loss on these securities totaled $145.

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

Our small asset size makes it more difficult to compete with other community banks which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. At December 31, 2016, we had $85.3 million of total assets, $62.3 million of loans receivable, net of the allowance for loan losses, $8.2 million of available-for-sale investment securities, $74.0 million of total deposits and $8.1 million of total equity. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Our small size also means that we are not always able to offer competitive salaries and benefits. In addition, our smaller customer base makes it relatively more difficult to generate significant noninterest income from other activities. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

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

Our customers may not repay their loans according to the original terms, and the collateral, if any, securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which may have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to the allowance. Our emphasis on loan growth and on increasing our originations of multi-family and commercial real estate loans and commercial business loans, as well as any future credit deterioration, could require us to further increase our allowance in the future. Additions to the allowance would decrease our net income. At December 31, 2016, our allowance for loan losses was $904,000, or 48.76% of non-performing loans and 1.43% of gross loans, compared to $991,000, or 68.58% non-performing loans and 1.69% of gross loans at December 31, 2015.

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

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2016, we had a $3.8 million net deferred tax asset, excluding the valuation allowance. In 2009, we established a full valuation allowance for our net deferred tax asset after evaluating the positive and negative evidence regarding our ability to generate future taxable income in order to utilize the deferred tax asset in accordance with U.S. GAAP. At December 31, 2016, our valuation allowance was $3.8 million. U.S. GAAP requires more weight be given to objective evidence, and since realization is dependent on future operating results, our three-year cumulative operating loss carried more weight than forecasted earnings.

Management regularly reviews the net deferred tax asset for recoverability based on our history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of the net deferred tax asset ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. The net deferred tax asset at December 31, 2016 will not become fully realizable until our future earnings will support realization of the asset. In addition, future events such as the expiration of net operating loss carryforwards, capital raises or transactions that result in a change in control, could trigger the application of certain tax laws which materially limit the utilization of the net deferred tax asset. This is a complex analysis and requires us to make certain judgments in determining the annual limitation. It is possible that we could ultimately not be able to use or lose a significant portion of the net deferred tax asset. Realization of our net deferred tax asset would significantly improve our results of operations and capital.

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

The final rule includes new minimum risk-based capital and leverage ratios, which became effective for Ben Franklin Bank and Ben Franklin Financial on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6.0% (increased from 4.5%); (iii) a total capital ratio of 8.0% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4.0%. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Properties

We operate from our main office in Arlington Heights, Illinois and our branch office in Rolling Meadows, Illinois. Set forth below is information related to our headquarters and branch locations. The net book value of our facilities was $1.0 million at December 31, 2016. The net book value of our real property described below in the table is as of December 31, 2016.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:

830 East Kensington Road Arlington Heights, Illinois 60004	Leased	2007	$349

Branch Office:

3266 Kirchoff Road Rolling Meadows, Illinois 60008	Leased	2016	$659

The net book value of our furniture, fixtures, and equipment (including computer software) at December 31, 2016 was $173,000.

Item 3.	Legal Proceedings

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

Our shares of common stock are quoted on the OTC Pink Marketplace under the symbol “BFFI”. The approximate number of shareholders of record of the Company common stock as of March 29, 2017 was 111. On that same date there were 710,038 shares of common stock outstanding.

The following table presents the high and low bid quotations for Company’s common stock for the years ended December 31, 2016 and 2015. The stated high and low bid quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. We have never paid a dividend on our common stock. We have adjusted the share prices for 2014 to reflect the 0.3562 exchange ratio. The Company began trading on the OTC Pink Marketplace on January 23, 2015.

	Bid Price Per Share
	High	Low
Year Ending December 31, 2016
Fourth quarter	$12.15	$10.82
Third quarter	12.15	11.30
Second quarter	11.80	11.00
First quarter	11.60	11.10

Year Ended December 31, 2015
Fourth quarter	12.09	10.85
Third quarter	12.12	11.30
Second quarter	12.00	9.75
First quarter	10.50	9.83

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

The Company repurchased 1,920 shares of its common stock during 2016 pursuant to the repurchase requirements of the Company's Employee Stock Ownership Plan for employees entitled to a distribution form the Plan.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of the Company and subsidiaries for the years and at the dates indicated. The following information is only a summary, and should be read in conjunction with the business and financial information contained elsewhere in this annual report. The information at and for the years ended December 31, 2016 and 2015 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of the Company, beginning at page 61 of this annual report. The information at and for the year ended December 31, 2014 is derived in part from audited financial statements that are not included in this annual report.

	At December 31,
	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$85,265	$84,057	$89,484
Cash and cash equivalents	8,232	9,265	19,014
Loans receivable, net	62,348	57,536	60,405
Certificates of deposit in other financial institutions	3,675	4,635	—
Securities available for sale at fair value	8,240	10,484	6,636
Federal Home Loan Bank stock	921	921	921
Total deposits	74,031	73,557	79,985
Total equity	8,073	9,399	8,179

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Selected Operating Data:
Interest income	$2,973	$3,001	$3,237
Interest expense	318	366	433
Net interest income	2,655	2,635	2,804
Provision for loan losses	(128)	(40)	—
Net interest income after provision for loan losses	2,783	2,675	2,804
Non-interest income	165	323	95
Non-interest expense	4,164	4,015	4,314
Loss before income taxes	(1,216)	(1,017)	(1,415)
Income tax provision	44	15	1
Net loss	$(1,260)	$(1,032)	$(1,416)

	At or For the Years Ended December 31,
	2016	2015	2014
Selected Financial Ratios and Other Data:

Performance Ratios (1):
Return on assets (ratio of net loss to average total assets)	(1.55)%	(1.18)%	(1.55)%
Return on equity (ratio of net loss to average equity)	(13.95)%	(10.35)%	(15.35)%
Interest rate spread (2)	3.29%	3.02%	3.11%
Net interest margin (3)	3.37%	3.10%	3.17%
Efficiency ratio (4)	150.49%	144.27%	146.24%
Non-interest expense to average total assets	5.11%	4.59%	4.71%
Average interest-earning assets to average interest-bearing liabilities	118.06%	118.70%	112.68%
Loans to deposits	85.44%	79.57%	77.03%
Average equity to average total assets	11.09%	11.40%	10.07%

Asset Quality Ratios:
Non-performing loans to gross loans	2.93%	2.47%	2.10%
Non-performing assets to total assets	2.65%	2.29%	2.01%
Allowance for loan losses to non-performing loans	48.76%	68.58%	93.13%
Allowance for loan losses to total loans	1.43%	1.69%	1.96%
Net (recoveries) charge-offs to average gross loans	(0.07)%	0.30%	0.19%

Capital Ratios:
Equity to total assets at end of period	9.47%	11.18%	9.14%
Total capital (to risk-weighted assets) (5)	14.53%	18.51%	15.52%
Common equity Tier I capital (to risk-weighted assets) (5)	13.28%	17.25%	—
Tier I capital (to risk-weighted assets) (5)	13.28%	17.25%	14.26%
Tier I capital (to total adjusted assets) (5)	9.25%	9.98%	8.74%

Other Data:
Number of full service banking offices	2	2	2
Full-time equivalent employees	26	26	26

(1)	All ratios are expressed as percentages.

(2)	The interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the period.

(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(4)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income excluding net gains (losses) on the sale of other assets.

(5)	Capital ratios are for Ben Franklin Bank only.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand the financial performance of the Company and its subsidiaries through a discussion of the factors affecting our financial condition at December 31, 2016 and 2015 and our results of operations for the years ended December 31, 2016 and 2015. This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear beginning on page 61 of this annual report. The Company had not engaged in any activities at December 31, 2015; therefore, the information reflected in this section reflects the financial performance of Ben Franklin-Federal and subsidiaries.

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

We have recorded net losses in each of the years from 2008 through 2016. The primary reasons for our net losses during the years 2008 through 2012 were increases in non-performing assets due to the severe recession that began in 2008, which resulted in increases in loans charged off and provisions for loan losses. We also experienced increases in non-interest expenses, including expenses associated with managing and working out our repossessed assets, and regulatory compliance. In past three years, we have also experienced the decrease in interest income due to the decrease in the balance of our loan portfolio. Our efforts to address the credit related losses has result in the decrease in our non-performing assets from a peak of $6.7 million, or 5.81% of total assets at December 31, 2010, to $2.3 million, or 2.7% of total assets, at December 31, 2016. In addition, the provision for loan losses has decreased from a peak of $1.9 million for the year ended December 31, 2012, to a $128,000 credit for the year ended December 31, 2016.

Despite the improvements in asset quality, we have continued to record net losses. Net losses equaled $1.3 million for 2016 and $1.0 million for 2015. The primary reason for our continued losses is a reduction in net interest income due to a decrease in the size of our loan portfolio, ongoing costs to resolve our non-performing assets, and in 2015 and 2016 the additional costs associated with being a public company. Our asset size has decreased over the past several years primarily due to the decrease in the size of our loan portfolio. During the fourth quarter of 2016, we began to reverse the trend in our loan portfolio decline as our internal originations and purchases resulted in an increase in our loan portfolio balance to $62.3 million, a $4.8 million increase over the prior year-end balance.  Our efforts to resolve the requirements under the Old Order we entered into with the OCC on December 19, 2012 resulted in the Bank entering into the New Consent Order on November 25, 2015 that significantly reduces the Bank’s regulatory compliance burden focuses primarily on the Bank’s strategic and capital planning. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Consent Order. The New Order requires the Bank to revise its current capital plan to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its strategic plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements. See “Supervision and Regulation—Consent Order and Board Resolutions.”

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a community-oriented financial institution. We understand the financial needs of our local customers and we offer a broad range of financial products and services specifically designed to meet those needs. To further this key strategy, we seek opportunities to deepen our existing customer relationships and to establish our brand in areas of the community where we are not yet well recognized. Our board of directors has also recently amended our strategic plan.  Our primary objective is to increase our net interest income by growing our loan portfolio through a combination of our origination efforts and through the acquisition of loan pools from other sources.  In an effort to meet our internal growth assumptions we replaced our senior lender and added a residential lending officer and have developed referral sources to help us meet our multi-family real estate production goals.  These changes and the resulting impact on our loan portfolio took longer than anticipated and resulted in a higher than projected loss for 2016.  The board of directors realize that it will take a significant amount of time for us to accomplish our growth objective and that meeting the capital requirements of the New Order requires that alternative strategies need to be explored including the need for additional capital which may not be available at a cost consistent with the successful implementation of our strategic plan.

Based on the above, we do not anticipate net income until we experience significant growth in our earning assets base pursuant to our business plan. Assuming the successful execution of our business plan, we expect that we will return to profitability for the year ending December 31, 2019. There can be no assurances, however, that we will successfully execute on our business plan and be able to return to profitability in the timeframe we expect or at all.

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

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Assets. Total assets at December 31, 2016 were $85.3 million compared to $84.1 million at December 31, 2015, an increase of $1.2 million or 1.4%. This increase was primarily due to the $4.8 million increase in our loan portfolio, and the $706,000 increase in premises and equipment, partially offset by the $2.2 million decrease in the balance of our securities available for sale, the $1.0 million decrease in our cash and cash equivalents, and the $960,000 million decrease in our certificates of deposit in other financial institutions.

The $4.8 million increase in our loan portfolio during the year ended December 31, 2016 was primarily due to the $2.4 million increase in our multi-family loan portfolio, the $1.4 million increase in our commercial real estate loan portfolio and the $796,000 increase in our home equity line of credit loan portfolio.  The increases were primarily due to the $16.5 million of new loans originated and purchased exceeding repayments during the year.  During the fourth quarter of 2016, our originations and purchases totaled $9.5 million, a result of changes to lending personnel and products that were implemented during the year.

At December 31, 2016 our allowance for loan losses was $904,000 or 1.43% of total loans compared to the $991,000 or 1.69% of total loans at December 31, 2015. Our allowance reflected a credit for loan losses of $128,000 for the year.  This credit included the effect of recoveries of $116,000 primarily due to the payoff settlement of a non-performing loan at a discounted amount, resulting in a recovery of $88,000, partially offset by $75,000 of loans charged-off for the year ended December 31, 2016.  Our loans classified as substandard or doubtful increased to $1.9 million or 2.9% of total loans at December 31, 2016 compared to $1.4 million or 2.5% of total loans at December 31, 2015 primarily due to the addition of two loans totaling $783,000, partially offset by the transfer to other repossessed assets of one loan with a balance of $293,000.  Our loans classified as troubled debt restructurings (“TDRs”) totaled $1.6 million at December 31, 2016 of which $1.2 million were accruing compared to $2.0 million of TDRs at December 31, 2015 of which $1.9 million were accruing.  The decrease in our TDRs was primarily due to the discounted loan payoff. Our allowance for loan losses reflects the improving credit quality of our loan portfolio, the decreasing historical losses, and the continued recoveries of prior charge-offs.

Our securities portfolio decreased $2.2 million or 21.4% to $8.2 million at December 31, 2016 primarily due to the call of $8.0 million of callable government sponsored entities notes, repayments on mortgage-backed securities, and the increase in the unrealized loss on our fixed rate securities as market rates began to rise at the end of 2016. These decreases were partially offset by the purchase of $4.0 million of callable government sponsored entities notes and a $1.0 million fixed rate residential mortgage-backed security.   Our cash and cash equivalents decreased $1.0 million or 11.1% to $8.2 million at December 31, 2016 primarily due to the funding of new loan originations and purchases at the end of 2016.

Our repossessed assets decreased $68,000 for the twelve months ended December 31, 2016, primarily due the $68,000 partial write-down of a commercial real estate property. During 2016, one loan secured by a residential property with a value of $292,000 was foreclosed and an automobile with a value of $5,000 was repossessed and both were transferred to other repossessed assets.  The property and the repossessed automobile were sold in 2016 resulting in a combined net gain of $53,000.

Our premise and equipment increase $706,000 primarily due to the leasehold improvements for our branch office, which was relocated within the existing retail center, and other furniture and equipment.  The new office opened in July of 2016.  The leasehold improvement costs for the new office totaled $694,000.

Liabilities. Our total liabilities increased $2.5 million or 3.4% to $77.2 million at December 31, 2016 primarily due to the $2.0 million increase in our Federal Home Loan Bank borrowings at the end of 2016 that were used to fund the increase in our loan portfolio.  Our deposits increased by $474,000 or 0.6% to $74.0 million at December 31, 2016 compared to $73.6 million at December 31, 2015. During the fourth quarter of 2016, our certificates of deposits increased $2.1 million primarily due to the promotion of a high yielding certificate account.  The funds from this promotion are expected to be used for future loan growth.

Stockholders’ Equity. Total stockholders’ equity at December 31, 2016 was $8.1 million, a decrease of $1.3 million or 14.1% from December 31, 2015. The decrease resulted primarily from the $1.3 million loss for the year ended December 31, 2016.

Comparison of Operating Results for the Years ended December 31, 2016 and December 31, 2015

General. For the year ended December 31, 2016 our net loss was $1.3 million compared to a net loss of $1.0 million for the year ended December 31, 2015. The increase in our net loss was primarily due to the decrease in our non-interest income and an increase in our non-interest expenses, partially offset by an increase in our credit for loan losses.

Interest Income. Interest income was $3.0 million for the year ended December 31, 2016, $28,000 or 0.9% less than the 2015. Interest income from loans decrease $63,000 or 2.2% to $2.8 million for the year ended December 31, 2016. The decrease in interest income from loans was primarily due to the $1.0 million decrease in the average balance of our loan portfolio to $56.3 million for the year ended December 31, 2016 compared to $57.3 million for the prior year period and a $73,000 charge during the second quarter related to changes in processing for certain loan payments. The decrease in the average balance of loans was due to repayments, pay-offs, transfers of loans to repossessed assets, and low origination volume for loans during the first three quarters of 2016. The decrease included a $1.8 million decrease in the average balance of our one- to four- family residential loan portfolio and a $1.2 million decrease in the average balance of our home equity line of credit portfolio, partially offset by, a $2.1 million increase in the average balance of our multi-family and commercial real estate loan portfolio. The average yield of our loan portfolio was 4.89% for the year December 31, 2016 compared to 4.92% for 2015.

Interest income from securities was $134,000 for the year ended December 31, 2016 compared to $131,000 the prior year period. The average balance of our securities portfolio decreased $658,000 to $9.4 million for the year ended December 31, 2016 compared to the prior year period. The average yield on securities for the year ended December 31, 2016 was 1.43% compared to 1.30% for the prior year period.  Interest income from interest earning deposits increased to $85,000 for the year ended December 31, 2016 compared to $53,000 the prior year period. The average balance of our interest earning deposits decreased $4.5 million to $13.2 million for the year ended December 31, 2016 compared to 2015 primarily due to the funding of our loan portfolio growth.  The yield on our interest earning deposits was 0.64% for the year ended December 31, 2016 compared to 0.30% during 2015 due to the increase in the average balance of our certificates of deposit with other financial institutions.

Interest Expense. Interest expense for the year ended December 31, 2016 was $318,000, a decrease of $48,000 or 13.1% from 2015 primarily due to the decrease in interest expense on deposits. The average balance of our deposits decreased $4.8 million or 6.8% primarily due to the $4.9 million or 12.8% decrease in the average balance of our certificate of deposit accounts to $33.4 million.  We did not aggressively price our certificate of deposit accounts until the end of the year when loan production volumes began to increase.  The average cost of deposits decreased to 0.47% for the year ended December 31, 2016 compared to 0.51% for 2015.

Net Interest Income. Net interest income for the year ended December 31, 2016 was $2.7 million compared to $2.6 million for the year ended December 31, 2015, an increase of $20,000 or 0.8%. For the year ended December 31, 2016, the average yield on interest-earning assets was 3.77% and the average cost of interest-bearing liabilities was 0.47% compared to 3.53% and 0.51%, respectively, for the year ended December 31, 2015. The increase in the average yield of our interest earning assets was primarily due to the decrease in the average balance of our lower yielding interest earning deposit accounts. These changes resulted in an increase in our net interest rate spread and net interest margin to 3.29% and 3.37%, respectively for the year ended December 31, 2016 compared to a net interest rate spread of 3.02% and net interest margin of 3.10% for 2015.

Provision for Loan Losses. We had a $128,000 credit for loan losses for the year ended December 31, 2016 compared to a $40,000 credit for the year ended December 31, 2015. The credits reflect the continued recoveries of prior charge-offs. At December 31, 2016, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the year ended December 31, 2016, non-interest income was $165,000 compared to $323,000 for the year ended December 31, 2015 primarily due to the $53,000 net gain on the sale of a single family residential properties and a repossessed automobile for 2016, compared to the $175,000 net gains on sales for the prior year period which included the sale of two single family residential properties and three repossessed automobiles. Fees for originating loans for other financial institutions decreased $26,000 for the year ended December 31, 2016 compared to the prior year period primarily due to the $1.7 million decrease in originations.

Non-interest Expense. For the year ended December 31, 2016, our non-interest expense totaled $4.2 million compared to $4.0 million for the year ended December 31, 2015, an increase of 3.7%. Our professional fees increased $83,000 primarily due to an increase in accounting and legal fees. Our repossessed asset expense increased $63,000 primarily due to the $68,000 partial write-downs for real estate properties during 2016. Other expenses increased $176,000 primarily due to: the $80,000 increase in costs related to problem loans; the $40,00 operational loss which was below our insurance deductible; the $30,000 increase in marketing costs related to the opening of our relocated branch office; and the $30,000 increase in our provision for off-balance sheet commitments.  Our occupancy expense increased $50,000 primarily due to the increase in depreciation for the improvements and other equipment costs for our relocated branch office.  These increases were partially offset by the $179,000 decrease in our compensation and employee benefit expense primarily due to salary adjustments and staff changes.

Income Tax. We recorded immaterial amounts for income taxes for the year ended December 31, 2016 and 2015.

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

	For the Years Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$56,312	$2,754	4.89%	$57,282	$2,817	4.92%
Available-for-sale securities	9,407	134	1.43%	10,065	131	1.30%
Other interest-earning assets (1)	13,184	85	0.64%	17,667	53	0.30%
Total interest-earning assets	78,903	2,973	3.77%	85,014	3,001	3.53%
Noninterest-earning assets	2,599			2,438
Total assets	$81,502			$87,452
Interest-bearing liabilities:
Demand deposit accounts	$9,333	5	0.06%	$9,901	6	0.06%
Money market accounts	12,360	18	0.15%	13,401	20	0.15%
Savings accounts	11,673	18	0.15%	9,991	15	0.15%
Certificates of deposit	33,408	276	0.82%	38,321	325	0.85%
Total interest-bearing deposits	66,774	317	0.47%	71,614	366	0.51%
Federal Home Loan Bank advances	60	1	1.81%	—	—	—%
Total interest-bearing liabilities	66,834	318	0.48%	71,614	366	0.51%
Noninterest-bearing demand deposits	4,677			4,443
Other liabilities	956			1,424
Total liabilities	72,467			77,481
Stockholders’ equity	9,035			9,971
Total liabilities and stockholders’ equity	$81,502			$87,452
Net interest income		$2,655			$2,635
Net interest rate spread (2)			3.29%			3.02%
Net interest-earning assets (3)	$12,069			$13,400
Net interest margin (4)			3.37%			3.10%
Average interest-earning assets to interest-bearing liabilities	118.06%			118.71%

(1)	Consists of stock in the FHLB of Chicago, certificates of deposit in other financial institutions, and cash equivalents.

(2)	Net interest spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	For the Years Ended December 31, 2016 vs. 2015			For the Years December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(19)	$(44)	$(63)	$(363)	$48	$(315)
Investment securities	(9)	12	3	67	(10)	57
Other interest-earning assets	(16)	48	32	(2)	24	22
Total interest-earning assets	(44)	16	(28)	(298)	62	(236)
Interest-bearing liabilities:
Demand deposit accounts	(1)	—	(1)	1	—	1
Money market accounts	(2)	—	(2)	(2)	—	(2)
Savings accounts	3	—	3	—	—	—
Certificates of deposit	(39)	(10)	(49)	(53)	(13)	(66)
Total interest-bearing deposits	(39)	(10)	(49)	(54)	(13)	(67)
Federal Home Loan Bank advances	1	—	1	—	—	—
Total interest bearing liabilities	(38)	(10)	(48)	(54)	(13)	(67)
Change in net interest income	$(6)	$26	$20	$(244)	$75	$(169)

Management of Market Risk

Our asset/liability management strategy attempts to manage the impact on net interest income, our primary source of earnings, of changes in interest rates. An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized an internal model to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States Treasury yield curve. This financial model uses a discounted cash flow analysis for measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the estimated changes that would occur to our NPV as of December 31, 2016 in the event of designated changes in the United States Treasury yield curve.

At December 31, 2016
		Estimated Increase (Decrease) in NPV		NPV as Percentage of Present Value of Assets (3)
Changes in Interest Rates (basis points)(1)	Estimated NPV (2)	Amount	Percent	NPV Ratio(4)	Changes in Basis Points
	(Dollars in thousands)
+300	$14,519	$3,263	29%	18.13%	4.99%
+200	13,830	2,574	23	16.90	3.76
+100	12,762	1,506	13	15.24	2.10
0	11,256	—	—	13.14	—
-100	8,468	(2,788)	(25)	9.76	(3.38)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

Management also uses an internal model to forecast the impact of changes in market interest rates on the Bank’s net interest income over a twelve month time horizon. Set forth below is an analysis of the estimated changes that would occur to our net interest income for the twelve months ended December 31, 2016 in the event of designated changes in the United States Treasury yield curve.

For the Twelve Months Ended December 31, 2016
		Estimated Increase (Decrease) in Net Interest Income
Changes in Interest Rates (basis points)(1)	Estimated Net Interest Income	Amount	Percent
(Dollars in thousands)
+300	$2,736	$(51)	(2)%
+200	2,710	(77)	(3)
+100	2,728	(59)	(2)
0	2,787	—
-100	2,812	25	1

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities for the years ended December 31, 2016 and 2015 were ($1.1) million and ($24,000). Net cash from investing activities consisted primarily of disbursements for loan originations, investment security purchases, and investments in certificates of deposit in other financial institution purchases, offset by principal collections on loans, payments on investment securities, and sales of repossessed assets. Net cash flows from investing activities for the years ended December 31, 2016 and 2015 were ($2.4) million and ($5.5) million. Net cash from financing activities consisted primarily of activity in deposits and escrow accounts and in 2016, from the net proceeds of our stock offering and Federal Home Loan Bank advances. Net cash flows from financing activities for the years ended December 31, 2016 and 2015 were ($2.5) million and ($4.3) million.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $8.2 million. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds.

At December 31, 2016, we had $6.9 million of outstanding commitments for unused lines of credit. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. We anticipate that we will have sufficient funds available to meet our current loans commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2016 totaled $22.2 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

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

Quantitative measures established by regulation to help ensure capital adequacy require Ben Franklin Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. On November 25, 2015, Ben Franklin Bank entered into the New Order with the OCC (see “Supervision and Regulation—Consent Order and Board Resolutions”) which among other things included a requirement to maintain a total risk-based capital ratio of at least 12% and a minimum Tier 1 leverage capital ratio of at least 8%. Ben Franklin Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at December 31, 2016. At December 31, 2016, the Bank met the requirements of the minimum capital ratios of the New Order.

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

For the years ended December 31, 2016 and 2015, we did not engage in any off-balance-sheet transactions other than loan origination commitments and unused lines of credit in the normal course of our lending activities.

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

Description

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ben Franklin Financial, Inc.

Arlington Heights, Illinois

We have audited the accompanying consolidated statements of financial condition of Ben Franklin Financial, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ben Franklin Financial, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

        Crowe Horwath LLP

Oak Brook, Illinois

March 29, 2017

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except per share amounts)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$2,903	$958
Interest-earning deposit accounts and federal funds sold	5,329	8,307
Cash and cash equivalents	8,232	9,265
Certificates of deposit in other financial institutions	3,675	4,635
Securities available-for-sale at fair value	8,240	10,484
Loans receivable, net (allowance for loan losses: 2016 - $904; 2015 - $991	62,348	57,536
Federal Home Loan Bank stock	921	921
Premises and equipment, net	1,181	475
Repossessed assets, net	408	476
Accrued interest receivable	176	185
Other assets	84	80
Total assets	$85,265	$84,057
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$4,852	$4,569
Interest bearing	69,179	68,988
Total deposits	74,031	73,557
Federal Home loan Bank advances	2,000	—
Advances from borrowers for taxes and insurance	557	559
Other liabilities	435	387
Common stock in ESOP subject to contingent purchase obligation	169	155
Total liabilities	77,192	74,658

Stockholders’ equity
Preferred stock, no par value; 1,000,000 authorized shares; no shares issued and outstanding 2016 and 2015	—	—
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding, net of treasury shares – 694,419 shares at December 31, 2016 and 696,339 shares December 31, 2015	7	7
Additional paid-in-capital	10,260	10,308
Retained deficit	(1,437)	(177)
Unearned Employee Stock Ownership Plan (ESOP) shares	(500)	(563)
Accumulated other comprehensive loss	(88)	(21)
Reclassification of ESOP shares	(169)	(155)
Total equity	8,073	9,399
Total liabilities and stockholders’ equity	$85,265	$84,057

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2016	2015
Interest income
Loans	$2,754	$2,817
Securities	134	131
Federal funds sold and interest-earning deposit accounts	85	53
	2,973	3,001

Interest expense
Deposits	317	366
Federal Home Loan Bank advances	1	—
	318	366
Net interest income	2,655	2,635

Credit for loan losses	(128)	(40)
Net interest income after credit for loan losses	2,783	2,675

Non-interest income
Service fees	68	75
Gain on sale of repossessed assets, net	53	175
Other	44	73
	165	323

Non-interest expense
Compensation and employee benefits	1,751	1,930
Occupancy and equipment	673	623
Data processing	310	317
Professional fees	565	482
FDIC insurance premiums	148	185
Repossessed assets expense, net	153	90
Other	564	388
	4,164	4,015
Loss before income taxes	(1,216)	(1,017)

Income tax provision	44	15
Net loss	$(1,260)	$(1,032)
Weighted average common shares outstanding	660,172	659,562
Loss per common share, basic and diluted	$(1.91)	$(1.56)

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands)

	Year Ended December 31,
	2016	2015
Net loss	$(1,260)	$(1,032)

Other comprehensive loss
Unrealized holding losses arising during the period	(111)	(38)
Tax effect	(44)	(15)
Total net comprehensive loss	(67)	(23)
Comprehensive loss	$(1,327)	$(1,055)

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Deficit	Unearned ESOP Shares	Accumulated Other Comprehensive Income (loss)	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2015	$20	$8,233	$(462)	$855	$(355)	$2	$(114)	$8,179
Net loss	—	—	—	(1,032)	—	—	—	(1,032)
Other comprehensive loss	—	—	—	—	—	(23)	—	(23)
Earned ESOP shares	—	(30)	—	—	65	—	—	35
Reclassification due to conversion	(13)	13	—	—	—	—	—	—
Net proceeds from common stock offering	—	2,504	—	—	—	—	—	2,504
Funds from termination of MHC	—	50	—	—	—	—	—	50
Addition to ESOP due to conversion	—	—	—	—	(273)	—	—	(273)
Retirement of treasury stock due to conversion	—	(462)	462	—	—	—	—	—
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(41)	(41)
Balance at December 31, 2015	$7	$10,308	$—	$(177)	$(563)	$(21)	$(155)	$9,399
Net loss	—	—	—	(1,260)	—	—	—	(1,260)
Other comprehensive loss	—	—	—	—	—	(67)	—	(67)
Earned ESOP shares	—	(27)	—	—	63	—	—	36
Purchase of common stock (1,920)	—	(21)	—	—	—	—	—	(21)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(14)	(14)
Balance at December 31, 2016	$7	$10,260	$—	$(1,437)	$(500)	$(88)	$(169)	$8,073

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,260)	$(1,032)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	137	103
Earned ESOP shares	36	35
Amortization of premiums	2	—
Credit for loan losses	(128)	(40)
Gain on sale of repossessed assets, net	(53)	(175)
Write down of repossessed assets	68	14
Deferred income taxes	44	15
Changes in:
Deferred loan costs	34	11
Accrued interest receivable	9	3
Other assets	(2)	1,179
Other liabilities	48	(137)
Net cash from operating activities	(1,065)	(24)

Cash flows from investing activities
Principal repayments on mortgage-backed securities	170	114
Purchase of securities available-for-sale	(6,039)	(13,000)
Call of securities available-for-sale	8,000	9,000
Purchase of certificates of deposits in other financial institutions	(3,920)	(4,635)
Maturity of certificates of deposits in other financial institutions	4,880	—
Net (increase) decrease in loans	(5,018)	2,547
Sales of other assets	351	540
Expenditures for premises and equipment	(843)	(21)
Net cash from investing activities	(2,419)	(5,455)

Cash flows from financing activities
Net increase (decrease) in deposits	474	(6,428)
Proceeds from Federal Home Loan Bank advances	2,000	—
Repurchase of ESOP shares subject to contingent repurchase obligation	(21)	—
Net proceeds from common stock offering	—	2,231
Funds from termination of MHC	—	50
Net change in advances from borrowers for taxes and insurance	(2)	(123)
Net cash from financing activities	2,451	(4,270)
Net change in cash and cash equivalents	(1,033)	(9,749)

Cash and cash equivalents at beginning of period	9,265	19,014
Cash and cash equivalents at end of period	$8,232	$9,265
Supplemental disclosures of cash flow information
Interest paid	$317	$366
Transfers from loans to repossessed assets	298	351

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

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

Ben Franklin Financial (“Ben Franklin Federal”) was organized on October 18, 2006 and was a majority-owned subsidiary of Ben Franklin Financial, MHC (“the MHC”). On September 8, 2014, the Board of Directors of the MHC and the Board of Directors of Ben Franklin Federal adopted a new Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, the Company was organized and the MHC converted from the mutual holding company form of organization to the fully public form on January 22, 2015. As part of the conversion, the MHC’s ownership interest of Ben Franklin Federal was offered for sale in a public offering. The existing publicly held shares of Ben Franklin Federal, were exchanged for 0.3562 of new shares of common stock of the Company. The exchange ratio ensured that immediately after the conversion and public offering, the public stockholders of Ben Franklin Federal owned the same aggregate percentage of the Company common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, the Company became the holding company of Ben Franklin Bank of Illinois and succeeded to all of the business and operations of the Ben Franklin Federal and each of Ben Franklin Federal and the MHC ceased to exist.

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

As of and for the Years Ended December 31, 2016 and 2015

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

As of and for the Years Ended December 31, 2016 and 2015

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

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial instruments that potentially subject the Bank to concentrations of credit risk include deposit accounts in other financial institutions. At December 31, 2016, the Bank had non-interest bearing deposits of $1,389 with Bankers Bank and interest bearing deposits of $4,700 with the Federal Reserve Bank. At December 31, 2015, the Bank had non-interest-bearing deposits of $715 with Bankers Bank and interest bearing deposits of $8,307 with the Federal Reserve Bank.

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

At December 31, 2016 and 2015, we did not have any foreclosed residential real estate properties in the balance of our repossessed assets.  At December 31, 2016 and 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process is $1.0 million and $304, respectively.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. No stock options or awards were granted during the years ended December 31, 2016 and 2015.

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

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. The Company has not identified any material unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefit to significantly change in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2016, or December 31, 2015.

Earnings Per Share: Basic earnings per common share is net loss divided by the weighted average number of common shares outstanding during the period, including allocated and committed-to-be released ESOP shares. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options using the treasury stock method. Because of the Company’s net loss for the years ended December 31, 2016 and December 31, 2015, all stock options were excluded from the computation of diluted loss per share as they were considered anti-dilutive.

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

As of and for the Years Ended December 31, 2016 and 2015

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

New Accounting Standards:

In August 2014, the FASB released ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern which amended existing guidance related to the disclosures about an entity’s ability to continue as a going concern. These amendments are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. These amendments provide guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes.  The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016.   The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

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

In February 2016, the FASB issued accounting standards update 2016-02 Leases. The update requires all leases, with the exception of short-term leases that have contractual terms no greater than one year, to be recorded on the balance sheet. Under the provisions of the update, leases classified as operating will be reflected on the balance sheet with the recognition of both a right-of-use asset and a lease liability. Under the update, a distinction will exist between finance and operating type leases and the rules for determining which classification a lease will fall into are similar to existing rules. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2018. The update requires a modified retrospective transition under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. Management has not yet determined the impacts of this update on the Company’s financial position, results of operations or cash flows.  Based on lease commitments outstanding, we anticipate that total assets and liabilities will increase approximately $2.0 million.

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

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2016 the FASB issued accounting standards update 2016-13 Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities classified as held to maturity, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management has not yet determined the impacts of this update on the Company’s financial position, results of operations or cash flows.

NOTE 2 - RECURRING LOSSES

The Company has incurred losses since 2008 resulting from a combination of: declining net interest income, as our loan portfolio decreased from $109.8 million at December 31, 2008 to $62.3 million at December 31, 2016; increased provisions for loan losses between 2009 and 2012; and increasing non-interest expense related to professional fees and repossessed asset write-downs and costs.  The Company recently incurred net losses of $1,260 during the year ended December 31, 2016 and $1,032 during the year ended December 31, 2015. These losses are largely a result of our declining net interest income and increasing professional fees for problem asset resolution and additional costs associated with operating as a public company.  Despite these losses, the Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio was 14.5% and 9.3% at December 31, 2016.

The Company has $314 and $334 of cash at December 31, 2016 and December 31, 2015. The Company completed the public offering of common stock in January 2015, raising $2,504, net of $1,401 in conversion costs. The proceeds of the public stock offering were used to contribute $2,000 of additional capital to the Bank. In addition, $273 of the net proceeds were used to fund the loan to the employee stock ownership plan and approximately $314 of the net proceeds were retained by Ben Franklin Financial, Inc.

On November 25, 2015 the Bank entered into a revised Consent Order (the “New Order”) with the Office of the Comptroller of the Currency (“OCC”) that reduces the Bank’s regulatory compliance burden. Concurrent with the execution of the New Order, the Bank’s prior Consent Order (the “Old Order”) entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order is comprised of two substantive articles as opposed to 12 substantive articles under the Old Order. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Consent Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Consent Order. The New Consent Order requires the Bank to revise its current capital plan to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its strategic plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements. At December 31, 2016 and 2015 the Bank was in compliance with the required minimum ratios.

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

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
U.S. government-sponsored entities	$7,000	$—	$(127)	$6,873
Residential mortgage-backed	1,385	20	(38)	1,367
Total	$8,385	$20	$(165)	$8,240
December 31, 2015
U.S. government-sponsored entities	$10,000	$4	$(65)	$9,939
Residential mortgage-backed	518	27	—	545
Total	$10,518	$31	$(65)	$10,484

There were no sales of securities available-for-sale during the years ended December 31, 2016 and 2015. There were no securities pledged to secure any of the borrowings of the Company as of December 31, 2016 and December 31, 2015.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity at December 31, 2016. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2016
	Amortized Cost	Fair Value
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	7,000	6,873
Five to ten years	—	—
Residential mortgage-backed	1,385	1,367
Total	$8,385	$8,240

 Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 3 - SECURITIES AVAILABLE-FOR-SALE (Continued)

The following table summarizes securities with unrealized losses at December 31, 2016 and 2015, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
December 31, 2016
U.S. government sponsored entities	$6,873	$(127)	$—	$—	$6,873	$(127)
Residential mortgage-backed	951	(38)	—	—	951	(38)
Total
	$7,824	$(165)	$—	$—	$7,824	$(165)
December 31, 2015
U.S. government sponsored entities	$5,947	$(53)	$988	$(12)	$6,935	$(65)

As of December 31, 2016 and 2015, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

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

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
	2016	2015
First mortgage loans
Secured by one-to-four-family residences	$30,347	$30,368
Secured by multi-family residences	10,031	7,592
Secured by commercial real estate	15,292	13,941
Secured by land	170	192
Construction loans	499	—
Total first mortgage loans	56,339	52,093

Commercial, consumer, and other loans
Home equity lines of credit	5,370	4,574
Commercial loans	1,249	1,112
Automobile loans	364	798
Other consumer loans	14	—
Total commercial, consumer, and other loans	6,997	6,484
Gross loans	63,336	58,577

Premiums and net deferred loan origination costs	(84)	(50)
Allowance for loan losses	(904)	(991)
	$62,348	$57,536

At December 31, 2016, there was one loan to principal officers, directors and other affiliates with an outstanding balance of $110. There were no loans outstanding to principal officers, directors and other affiliates at December 31, 2015.

Activity in the allowance for loan losses is as follows:

	Year Ended December 31,
	2016	2015
Beginning balance	$991	$1,206
Credit for loan losses	(128)	(40)
Loans charged off	(75)	(313)
Recoveries	116	138
Ending balance	$904	$991

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the years ended 2016 and 2015:

	First Mortgages					Commercial, Consumer and Other
	One-to-four- family	Multi- family	Commercial Real Estate	Land	Construction	Home Equity Lines-of- credit	Commercial	Other Automobile	Consumer	Total
December 31, 2016

Beginning balance	$326	$157	$385	$5	$—	$70	$12	$36	$—	$991
Credit for loan losses	(54)	(42)	1	—	(11)	2	1	(25)	—	(128)
Loans charged off	(11)	(62)	—	—	—	—	—	(2)	—	(75)
Recoveries	—	88	—	—	26	—	—	2	—	116
Total ending  allowance balance  December 31, 2016
	$261	$141	$386	$5	$15	$72	$13	$11	$—	$904
December 31, 2015

Beginning balance	$392	$354	$277	$6	$7	$96	$8	$66	$—	$1,206
Credit for loan losses	218	(169)	108	(1)	(27)	(26)	(113)	(29)	(1)	(40)
Loans charged off	(284)	(28)	—	—	—	—	—	(1)	—	(313)
Recoveries	—	—	—	—	20	—	117	—	1	138
Total ending  allowance balance  December 31, 2015
	$326	$157	$385	$5	$—	$70	$12	$36	$—	$991

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

The following tables represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impairment method as of December 31, 2016 and 2015:

	Loan Balance			Allowance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
2016
One-to-four-family	$1,313	$29,034	$30,347	$22	$239	$261
Multi-family	989	9,042	10,031	10	131	141
Commercial real estate	542	14,750	15,292	—	386	386
Land	—	170	170	—	5	5
Construction	—	499	499	—	15	15
Home equity lines of credit	241	5,129	5,370	—	72	72
Commercial	—	1,249	1,249	—	13	13
Automobile	—	364	364	—	11	11
Other consumer	—	14	14	—	—	—
Total	$3,085	$60,251	$63,336	$32	$872	$904

	Loan Balance			Allowance
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
2015
One-to-four-family	$1,640	$28,728	$30,368	$67	$259	$326
Multi-family	1,354	6,238	7,592	52	105	157
Commercial real estate	—	13,941	13,941	—	385	385
Land	—	192	192	—	5	5
Construction	—	—	—	—	—	—
Home equity lines of credit	—	4,574	4,574	—	70	70
Commercial	—	1,112	1,112	—	12	12
Automobile	—	798	798	—	36	36
Other consumer	—	—	—	—	—	—
Total	$2,994	$55,583	$58,577	$119	$872	$991

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

The following tables present information related to impaired loans by class of loans as of and for the years ended December 31, 2016 and 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
2016
With no related allowance recorded
One-to-four-family	$1,207	$787	$—	$990	$—	$—
Multi-family	346	284	—	479	27	27
Commercial real estate	542	542	—	226	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	241	241	—	20	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	2,336	1,854	—	1,715	27	27

With an allowance recorded
One-to-four-family	523	526	22	533	27	27
Multi-family	705	705	10	716	37	37
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—		—
Total with a related allowance recorded	1,228	1,231	32	1,249	64	64
Total	$3,564	$3,085	$32	$2,964	$91	$91

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

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

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 and 2015 by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
2016
One-to-four-family	$—	$—	$—	$787	$29,560	$30,347
Multi-family	—	—	—	284	9,747	10,031
Commercial real estate	—	—	—	542	14,750	15,292
Land	—	—	—	—	170	170
Construction	—	—	—	—	499	499
Home equity line of credit	—	—	—	241	5,129	5,370
Commercial	—	—	—	—	1,249	1,249
Automobile	—	—	—	—	364	364
Other consumer	—	—	—	—	14	14
Total	$—	$—	$—	$1,854	$61,482	$63,336

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
2015
One-to-four-family	$—	$—	$—	$1,099	$29,269	$30,368
Multi-family	—	—	—	346	7,246	7,592
Commercial real estate	—	—	—	—	13,941	13,941
Land	—	—	—	—	192	192
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	4,574	4,574
Commercial	—	—	—	—	1,112	1,112
Automobile	—	—	—	—	798	798
Other consumer	—	—	—	—	—	—
Total	$—	$—	$—	$1,445	$57,132	$58,577

Nonperforming loans (nonaccrual loans and loans past due 90 days and still on accrual) include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2016, and December 31, 2015 and based on the most recent analysis performed, the risk category by loans is as follows:

	Pass	Substandard	Doubtful	Total
December 31, 2016
One-to-four-family	$29,560	$787	$—	$30,347
Multi-family	9,747	284	—	10,031
Commercial real estate	14,750	542	—	15,292
Land	170	—	—	170
Construction	499	—	—	499
Home equity lines of credit	5,129	241	—	5,370
Commercial	1,249	—	—	1,249
Automobile	364	—	—	364
Other consumer	14	—	—	14
Total	$61,482	$1,854	$—	$63,336
December 31, 2015
One-to-four-family	$29,269	$1,099	$—	$30,368
Multi-family	7,246	346	—	7,592
Commercial real estate	13,941	—	—	13,941
Land	192	—	—	192
Construction	—	—	—	—
Home equity lines of credit	4,574	—	—	4,574
Commercial	1,112	—	—	1,112
Automobile	798	—	—	798
Other consumer	—	—	—	—
Total	$57,132	$1,445	$—	$58,577

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 4 - LOANS RECEIVABLE (Continued)

Troubled Debt Restructurings

Our troubled debt restructurings totaled $1,576 and $1,964 at December 31, 2016 and 2015. There were no loans modified as troubled debt restructurings during the years ended December 31, 2016 and 2015.

There were two loans modified as troubled debt restructurings with a balance of $345 which are being reported as nonaccrual as of December 31, 2016.  There were two loans modified as troubled debt restructurings with a balance of $415 which are being reported as nonaccrual as of December 31, 2015, one of which totaling $69 was paying as agreed under the terms of the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the year ended December 31, 2016, one loan totaling $284 secured by a multi-family building had payments in default and is being reported as non-accrual. During the year ended December 31, 2015 there were no payment defaults within 12 months following modification.

At December 31, 2016, the Company has allocated $32 to specific reserves on $1,231 of loans to customers whose loan terms have been modified in troubled debt restructurings. As of December 31, 2015, the Company has allocated $119 to specific reserves on $1,271 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of December 31, 2016 and December 31, 2015 to customers with outstanding loans that are classified as troubled debt restructurings.

NOTE 5 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2016	2015
Leasehold improvements	$1,578	$907
Furniture and fixtures	619	610
	2,197	1,517
Accumulated depreciation	(1,016)	(1,042)
	$1,181	$475

In July 2016, the Bank relocated the branch office to another unit within the existing retail center. Tenant improvements for the new location totaled $694. Furniture and equipment costs for the new location totaled $108.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 6 - DEPOSITS

Deposit accounts with balances greater than $250 totaled $4,968 and $3,291 at December 31, 2016, and December 31, 2015. Time deposits that meet or exceed the FDIC Insurance limit of $250 at year-end 2016 and 2015 were $675 and $419.

The scheduled maturities of certificates of deposit are as follows for the twelve months ending:

December 31, 2016
2016	$22,211
2017	7,562
2018	3,246
2019	903
2020	1,373
$35,295

Deposits from principal officers, directors and other affiliates were $81 at December 31, 2016 and $130 at December 31, 2015. There were no brokered deposits at December 31, 2016 and 2015.

NOTE 7 - ADVANCES FROM FHLB

The Advances from the FHLB of Chicago at year end are summarized as follows:

				December 31
Maturity Date	Type	Call Date	Interest Rate	2016	2015

December 23, 2019	Fixed rate	N/A	1.78%	$2,000	$—

				$2,000	$—

The advance is payable at maturity and includes a prepayment penalty.  The advance was collateralized by $6.9 million of first mortgage loans under a collateral agreement at year-end 2016.  Based on the collateral and the Bank’s holdings of FHLB stock, the Bank is eligible to borrow up to a total of $5.2 million at year-end 2016.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 8 - REGULATORY CAPITAL MATTERS

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

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. On November 25, 2015 the Bank entered into a New Order with the OCC that reduces the Bank’s regulatory compliance burden. Concurrent with the execution of the New Order, the Old Order entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Consent Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Order. As a result of entering into the New Order to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at December 31, 2016 and 2015. While under the New and Old Order, the Bank cannot be consider “well capitalized”.

The Company completed the public offering of common stock in January 2015, raising $2,504, net of $1,401 in conversion costs. The proceeds of the public stock offering were used to contribute $2,000 of additional capital to the Bank.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 8 - REGULATORY CAPITAL MATTERS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

The allowance for loan losses is limited to 1.25% of risk weighted assets. As of December 31, 2016, and December 31, 2015, $225 and $373 was excluded from the allowance for loan losses in the calculation of total regulatory capital.

Actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required By the Respective Orders
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital (to risk-weighted assets)	$8,160	14.5%	$4,493	8.0%	$6,739	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	7,456	13.3	2,527	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	7,456	13.3	3,369	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	7,456	9.3	3,224	4.0	6,447	8.0

December 31, 2015
Total capital (to risk-weighted assets)	$9,235	18.5%	$3,992	8.0%	$5,988	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	8,607	17.3	2,245	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	8,607	17.3	2,994	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	8,607	10.0	3,450	4.0	6,901	8.0

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 9 - EMPLOYEE BENEFITS

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. During the years ended December 31, 2016 and 2015, the Company made contributions to the ESOP of $88 and $88 and the ESOP made the annual principal and interest payments on the loan of $88 and $88.

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP shares may become a liability. During the years ended December 31, 2016 and 2015, no ESOP shares were distributed to participants.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $36 and $35 for the years ended December 31, 2016 and 2015.

Shares held by the ESOP were as follows:

	December 31,
	2016	2015
Shares committed to be released	3,172	3,172
Allocated shares	14,700	13,448
Unearned ESOP shares	33,629	36,801
Total ESOP shares	51,501	53,421
Fair value of unearned ESOP shares	$387	$423
Fair value of allocated shares subject to repurchase obligation	$169	$155

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 48,473 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 13,849 shares may be issued as restricted stock awards. No more than 34,624 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, the Company granted restricted stock awards for 12,275 common shares and stock options for 30,896 common shares under the Plan, all of which vest over a five-year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $26.28 per share, which was the closing price of the stock on the grant date, adjusted to reflect the conversion offering exchange ratio of .3562. No options have been exercised or forfeited as of December 31, 2016, and December 31, 2015. The options have no intrinsic value as of December 31, 2016, and December 31, 2015.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 9 - EMPLOYEE BENEFITS (Continued)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes). Since the Company stock had been outstanding less than two years at the time of the grant, expected volatilities as of the April 17, 2008 grant date were based on historical stock price volatilities of other micro-cap banks and bank holding companies. The expected term represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. No stock options were granted in 2016 and 2015. There was no stock option expense for the year ended December 31, 2016 and 2015 since the stock options were fully vested prior to January 1, 2015.

A summary of the activity in the stock option plan for 2016 follows:

	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	29,163	$26.28	2.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2016	29,163	$26.28	1.3	$—
Fully vested and expected to vest	—	—	—	$—
Exercisable at December 31, 2016	—	$—	—	$—

The fair value of the restricted stock awards was $26.28 per share, which was the closing price of the stock on the April 17, 2008 grant date, adjusted to reflect the conversion offering exchange ratio of .3562. At December 31, 2016 and 2015, there were 12,275 restricted stock awards vested and none forfeited. There was no restricted stock award expense for the years ended December 31, 2016 and 2015 since the restricted stock was fully vested prior to January 1, 2015. As of December 31, 2016 and 2015, there was no unrecognized compensation cost related to non-vested shares granted under the Plan.

The value of stock options and restricted stock awards as of the grant date were expensed over the five-year vesting period.

On May 25, 2016, stockholders of the Company approved the Ben Franklin Financial, Inc.2016 Equity Incentive Plan (the “2016 Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 54,666 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 15,619 shares may be issued as restricted stock awards. No more than 39,047 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On January 24, 2017, the Company granted restricted stock awards for 15,619 common shares and stock options for 39,047 common shares under the Plan, all of which vest over a three year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $10.70 per share, which was the closing price of the stock on the grant date.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 10 - INCOME TAXES

The income tax expense consists of the following:

	Year Ended December 31,
	2016	2015
Currently refundable taxes
Federal	$—	$—
State	—	—
Total refundable taxes	—	—
Deferred tax benefit	471	407
Change in valuation allowance for deferred tax assets	(515)	(422)
Income tax expense	$(44)	$(15)

The income tax (expense) benefit differs from the amounts determined by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as a result of the following items:

	December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Income tax benefit computed at the statutory federal rate	$413	34.0%	$346	34.0%
State tax and other items	58	7.5	61	6.0
Change in valuation allowance	(515)	(44.9)	(422)	(41.5)
	$(44)	(3.4)%	$(15)	(1.5)%

The net deferred tax asset consists of the following:

	December 31,
	2016	2015
Deferred tax assets
Accumulated depreciation	$338	$313
Bad debts	355	388
Reserve for off-balance-sheet loss	9	4
Deferred loan fees	32	20
Federal net operating loss carryforwards	2,472	2,062
Illinois net operating loss carryforwards	463	435
ESOP	26	27
Deferred rent	51	53
Stock options and awards	18	18
Unrealized loss on securities available-for-sale	57	13
Repossessed asset valuation allowance	92	65
Deferred tax liabilities
FHLB stock dividends	(89)	(89)
	3,824	3,309
Valuation allowance for deferred tax assets	(3,824)	(3,309)
Net deferred tax asset	$—	$—

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 10 - INCOME TAXES (Continued)

The Company established a valuation allowance for net deferred tax assets based on management’s assessment of the ability to realize the deferred tax asset primarily based on the tax losses incurred in recent years and, under current law, the inability to recover any additional taxes paid in prior years. As of December 31, 2016, state net operating losses of $9,167 are being carried forward and will be available to reduce future taxable income. These state net operating loss carryforwards will expire beginning in 2019 through 2028 if not utilized to reduce future taxable income.

The Company’s net operating losses for federal income taxes were $7,396 and $6,063 as of December 31, 2016 and 2015 of which $7,396 are being carried forward to reduce taxable income in future years. These federal net operating loss carryforwards will begin to expire in 2030.

The Company is subject to federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2013.

NOTE 11 - EARNINGS PER SHARE

The following table presents the components used to compute basic and diluted loss per share:

	For the Year Ended December 31,
	2016	2015
Net loss available to common stockholders	$(1,260)	$(1,032)
Weighted average common shares outstanding	660,172	659,562
Dilutive effect of non-vested stock awards and assumed exercises of stock options	—	—
Basic and diluted loss per share	$(1.91)	$(1.56)

The outstanding options are considered antidilutive because of the net losses.

NOTE 12 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

	December 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$3,500	$—	$—	$—
Unused lines of credit	—	6,934	—	5,685

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 12 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

The Bank leases its main office facility under a noncancelable fifteen-year operating lease that matures in 2022. The Bank leases its branch facility under a noncancelable ten -year operating lease that matures in 2027.

December 31,
2017	$267
2018	273
2019	278
2020	284
2021	289
Thereafter	615
$2,006

Rent expense for the years ended December 31, 2016 and 2015 was $306 and $311.

NOTE 13 - FAIR VALUE MEASURES

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

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 13 - FAIR VALUE MEASURES (Continued)

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets
Securities available for sale
U.S. government-sponsored entities	$6,873	$—	$6,873	$—
Residential mortgaged-backed	1,367	—	1,367	—
	$8,240	$—	$8,240	$—

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 13 - FAIR VALUE MEASURES (Continued)

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets
Securities available for sale
U.S. government-sponsored entities	$9,939	$—	$9,939	$—
Residential mortgaged-backed	545	—	545	—
	$10,484	$—	$10,484	$—

There were no transfers between Level 1, Level 2, and Level 3 during the year ended December 31, 2016, or the year ended December 31, 2015.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	979	—	—	979
Total impaired loans	$1,704	$—	$—	$1,704
Repossessed assets
Commercial real estate	321	—	—	321
Land	$87	—	—	$87
Total repossessed assets	$408	$—	$—	$408

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 13 - FAIR VALUE MEASURES (Continued)

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	677	—	—	677
Total impaired loans	$1,402	$—	$—	$1,402
Repossessed assets
Land	87	—	—	87
Total repossessed assets	$87	$—	$—	$87

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $1,714 with a $10 valuation allowance at December 31, 2016. The impaired loans resulted in $0 provision for loan loss for the year ended December 31, 2016. At December 31, 2015, impaired loans had an aggregate balance of $1,454 with a $52 valuation allowance. The impaired loans resulted in $259 provision for loan loss for the year ended December 31, 2015.

Repossessed assets, consisting of other real estate owned, repossessed automobiles, and other repossessed assets are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $408 at December 31, 2016 consisting of the cost basis of $643 and a valuation allowance of $235. Repossessed assets were carried at $87 at December 31, 2015, consisting of the cost basis of $101 and a valuation allowance of $14. Write-downs on repossessed assets were $68 for the year ended December 31, 2016. Write-downs on repossessed assets were $14 for the year ended December 31, 2015.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and December 31, 2015:

December 31, 2016

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four -family	$725	Sales comparison approach	Adjustment for differences between the comparable sales	(17.04)% –	8.70%
Multi-family	$979	Sales comparison approach	Adjustment for differences between the comparable sales	(7.69)% –	10.77%

Other real estate owned

Commercial real estate	321	Sales comparison approach	Adjustment for differences between the comparable sales	(5.70)% –	4.78%
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(6.67)% –	6.67%

December 31, 2015

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$725	Sales comparison approach	Adjustment for differences between the comparable sales	(9.90)% –	14.10%
Multi-family	$677	Sales comparison approach	Adjustment for differences between the comparable sales	(6.70)% –	13.20%

Other real estate owned
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(11.60)% –	31.0%

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,232	$8,232	$—	$—	$8,232
Certificates of deposit in other financial institutions	3,675	—	3,675	—	3,675
Securities available-for-sale	8,240	—	8,240	—	8,240
Loans receivable, net	62,348	—	—	62,753	62,753
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	176	—	18	160	178

Financial liabilities
Demand, money market, and savings	$38,736	$38,736	$—	$—	$38,736
Certificates of deposits	35,295	—	35,433	—	35,433
Federal Home Loan Bank advances	2,000	—	2,001	—	2,001
Advances by borrowers for taxes and insurance	557	557	—	—	557
Accrued interest payable	1	—	1	—	1

		Fair Value Measurements at December 31, 2015 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,265	$9,265	$—	$—	$9,265
Certificates of deposit in other financial institutions	4,635	—	4,635	—	4,635
Securities available-for-sale	10,484	—	10,484	—	10,484
Loans receivable, net	57,536	—	—	57,469	57,469
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	185	3	20	162	185
Financial liabilities
Demand, money market, and savings	$38,399	$38,399	$—	$—	$38,399
Certificates of deposits	35,024	—	35,024	—	35,024
Advances by borrowers for taxes and insurance	559	559	—	—	559
Accrued interest payable	—	—	—	—	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 13 - FAIR VALUE MEASURES (Continued)

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

(g) Federal Home Loan Bank Advances

The fair value of Federal Home Loan Bank advances is estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resorting in a Level 2 classification.

(h) Accrued Interest Payable

The carrying amount of accrued interest payable approximates its fair value and is classified as Level 2.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Ben Franklin Financial, Inc. is as follows:

CONDENSED BALANCE SHEETS

	December 31
	2016	2015
ASSETS
Cash and cash equivalents	$314	$334
Investment in bank subsidiary	7,368	8,586
ESOP loan	566	633
Other assets	3	6
Total assets	$8,251	$9,559
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$9	$5
Common stock in ESOP subject to contingent purchase obligation	169	155
Stockholders’ equity	8,073	9,399
Total liabilities and stockholders’ equity	$8,251	$9,559

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015
Income
Interest on ESOP loan	$22	$22
Total income	22	22

Expense
Non-interest expense	131	116
Loss before income taxes and undistributed subsidiary loss	(109)	(94)
Income tax benefit	—	—
Equity in undistributed subsidiary loss	(1,151)	(938)
Net loss	$(1,260)	$(1,032)

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

(Dollars in thousands except per share data)

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,260)	$(1,032)
Adjustments
Earned ESOP shares	36	35
Equity in undistributed subsidiary loss	1,151	938
Change in other assets	3	(1)
Change in other liabilities	4	5
Net cash from operating activities	(66)	(55)

Cash flows from investing activities
Additional capital contribution to subsidiary bank	—	(2,000)
Payments on ESOP loan	67	65
Net cash from investing activities	67	(1,935)
Cash flows from financing activities
Net proceeds from common stock offering	—	2,231
Repurchase ESOP shares subject to contingent repurchase obligation	(21)	—
Funds from termination of MHC	—	50
Net cash from financing activities	(21)	2,281
Net change in cash and cash equivalents	(20)	291

Beginning cash and cash equivalents	334	43
Ending cash and cash equivalents	$314	$334

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer, and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2016 is effective using these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

(c)	Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following are filed as a part of this report by means of incorporation by reference to Ben Franklin Financial, Inc.’s 2016 Annual Report to Stockholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Statements of Financial Condition - at December 31, 2016 and 2015

(C)	Consolidated Statements of Operations - Years ended December 31, 2016 and 2015

(D)	Consolidated Statements of Comprehensive Loss – Years ended December 31, 2016 and 2015

(E)	Consolidated Statements of Cash Flows - Years ended December 31, 2016 and 2015

(F)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Ben Franklin Financial, Inc. (1)

3.2	Bylaws of Ben Franklin Financial, Inc. (1)

4	Form of Common Stock Certificate of Ben Franklin Financial, Inc. (1)

10.1	Employment Agreement by and between Ben Franklin Bank of Illinois and Steven D. Olson

10.2	Employment Agreement by and between Ben Franklin Bank of Illinois and Glen A. Miller

10.3	Ben Franklin Bank of Illinois Employee Stock Ownership Plan (2)

10.4	Ben Franklin Financial, Inc. Equity Incentive Plan (3)

10.5	Form of Restricted Stock Agreement for Employees and Directors (4)

10.6	Form of Stock Option Agreement for Employees (4)

10.7	Form of Stock Option Agreement for Outside Directors (4)

10.8	Revised Formal Agreement with the Office of the Comptroller of the Currency dated November 25, 2015

10.9	Ben Franklin Financial, Inc. 2016 Equity Incentive Plan (6)

10.10	Form of Restrictive Stock Agreement for Employees and Directors for the 2016 Equity Incentive Plan

10.11	Form of Non-qualified Stock Option Agreement for the 2016 Equity Incentive Plan

10.12	Form of Incentive Stock Option Agreement for the 2016 Equity Incentive Plan

10.13	Employment Agreement by and between Ben Franklin Bank of Illinois and joseph E. Shultz

21	Subsidiaries of Registrant (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (v) the notes to the Consolidated Financial Statements

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
(2)	Incorporated by reference to the Registration Statement on Form SB-2 (Registration No. 333-135562), originally filed with the Securities and Exchange Commission on June 30, 2006, as amended
(3)	Incorporated by reference to Appendix A to the Definitive Proxy Statement filed on February 6, 2008 (File No. 000-52240).
(4)	Incorporated by reference to the Current Report on Form 8-K filed on May 15, 2008 (File No. 000-52240).
(5)	Incorporated by reference to Appendix A to the Definitive Proxy Statement filed on April 11, 2016 (File No. 000-55352)

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.

Date: March 25, 2017	By:	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. Steven Sjogren C. Steven Sjogren	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2017

/s/ Glen A, Miller Glen A. Miller	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 29, 2017

/s/ Robert A. Kotecki Robert A. Kotecki	Director	March 29, 2017

/s/ Nicholas J. Raino Nicholas J. Raino	Director	March 29, 2017

/s/ James M. Reninger James M. Reninger	Director	March 29, 2017

/s/ David R. Stafseth David R. Stafseth	Director	March 29, 2017

