Form 10-Q
period 2017-03-31
Ben Franklin Financial, Inc.
filed 2017-05-12
CIK 1618798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of common stock as of May 12, 2017: 710,039

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except per share data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$948	$2,903
Interest-earning deposit accounts and federal funds sold	6,304	5,329
Cash and cash equivalents	7,252	8,232
Certificates of deposit in other financial institutions	2,695	3,675
Securities available for sale at fair value	8,186	8,240
Loans receivable, net (allowance for loan losses:
$938 at March 31, 2017—$904 at December 31, 2016)	68,395	62,348
Federal Home Loan Bank stock	172	921
Premises and equipment, net	1,142	1,181
Repossessed assets, net	1,123	408
Accrued interest receivable	228	176
Other assets	159	84
Total assets	$89,352	$85,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$5,278	$4,852
Interest-bearing	73,351	69,179
Total deposits	78,629	74,031
Federal Home Loan Bank advances	2,000	2,000
Advances from borrowers for taxes and insurance	391	557
Other liabilities	437	435
Common stock in ESOP subject to contingent purchase obligation	171	169
Total liabilities	81,628	77,192
Stockholders’ equity
Preferred stock, no par value; 1,000,000 authorized shares; No shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding shares – 710,038 at March 31, 2017 and 694,419 at December 31, 2016	7	7
Additional paid-in-capital	10,271	10,260
Retained deficit	(1,830)	(1,437)
Unearned Employee Stock Ownership Plan (ESOP) shares	(484)	(500)
Accumulated other comprehensive loss	(69)	(88)
Reclassification of ESOP shares	(171)	(169)
Total equity	7,724	8,073
Total liabilities and stockholders’ equity	$89,352	$85,265

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Interest income
Loans	$798	$716
Securities	33	38
Federal funds sold and interest earning deposit accounts	21	21
	852	775
Interest expense
Deposits	95	81
Federal Home Loan Bank advances	9	—
	104	81
Net interest income	748	694
Provision for loan losses	62	—
Net interest income after provision for loan losses	686	694
Non-interest income
Service fee income	16	18
Other	12	11
	28	29
Non-interest expense
Compensation and employee benefits	499	454
Occupancy and equipment	180	152
Data processing services	76	83
Professional fees	142	146
FDIC insurance premiums	33	44
Repossessed asset expenses, net	21	20
Other	168	114
	1,119	1,013
Loss before income taxes	(405)	(290)
Income tax benefit	(12)	(27)
Net loss	$(393)	$(263)
Loss per common share basic and diluted	(0.58)	(0.40)

See accompanying notes to consolidated financial statements

2

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(393)	$(263)
Other comprehensive income
Unrealized holding gains arising during the period	31	70
Tax effect	(12)	(27)
Other comprehensive income	19	43
Comprehensive loss	$(374)	$(220)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017 and 2016 – (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2017	$7	$10,260	$(1,437)	$(500)	$(88)	$(169)	$8,073
Net loss	—	—	(393)	—	—	—	(393)
Other comprehensive income	—	—	—	—	19	—	19
Earned ESOP shares and other stock based compensation (15,619 shares issued)	—	11	—	16	—	—	27
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(2)	(2)
Balance at March 31, 2017	$7	$10,271	$(1,830)	$(484)	$(69)	$(171)	$7,724

Balance at January 1, 2016	$7	$10,308	$(177)	$(563)	$(21)	$(155)	$9,399
Net loss	—	—	(263)	—	—	—	(263)
Other comprehensive income	—	—	—	—	43	—	43
Earned ESOP shares and other stock based compensation	—	(7)	—	15	—	—	8
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(32)	(32)
Balance at March 31, 2016	$7	$10,301	$(440)	$(548)	$22	$(187)	$9,155

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(393)	$(263)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	46	21
ESOP and other stock based compensation, net	27	8
Provision for loan losses	62	—
Amortization of premiums	2	—
Changes in:
Deferred loan costs	(34)	2
Accrued interest receivable	(52)	(14)
Other assets	(86)	(106)
Other liabilities	2	(18)
Net cash from operating activities	(426)	(370)
Cash flows from investing activities
Principal repayments on mortgage-backed securities	83	23
Calls and maturities of securities available for sale	—	3,000
Maturities of certificates of deposit in other financial institutions	980	980
Purchase of loans for investment	(3,509)	—
Purchase of securities available for sale	—	(1,000)
Purchase of certificates of deposit in other financial institutions	—	(980)
Net (increase) decrease in loans	(3,282)	1,670
Redemption of Federal Home Loan Bank stock	749	—
Expenditures for premises and equipment	(7)	(123)
Net cash from investing activities	(4,986)	3,570
Cash flows from financing activities
Net increase (decrease) in deposits	4,598	(1,896)
Net change in advances from borrowers for taxes and insurance	(166)	(196)
Net cash from financing activities	4,432	(2,092)
Net change in cash and cash equivalents	(980)	1,108
Cash and cash equivalents at beginning of period	8,232	9,265
Cash and cash equivalents at end of period	$7,252	$10,373
Supplemental disclosures
Interest paid	$101	$80
Transfers from loans to repossessed assets	715	—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Note 1 – Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Ben Franklin Financial, Inc. (the “Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s Annual Report for the year ended December 31, 2016. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s 2016 Annual Report.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposit accounts with the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”).

Note 2 – Recurring Losses

The Company has incurred losses since 2008 resulting from a combination of: declining net interest income, as our loan portfolio decreased from $109.8 million at December 31, 2008 to $62.3 million at December 31, 2016; increased provisions for loan losses between 2009 and 2012; and increasing non-interest expense related to professional fees and repossessed asset write-downs and costs. The Company recently incurred net losses of $393 for the three months ended March 31, 2017 and $1,260 during the year ended December 31, 2016.  These losses are largely a result of our decreased net interest income, increasing professional fees for problem asset resolution and additional costs associated with operating as a public company. Our net interest income has followed a decreasing trend as our balance of interest earning assets has decreased. Non-interest expense for 2016 was also impacted by an operational loss not reimbursable from our insurance. The Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio were 13.1% and 8.1% respectively, at March 31, 2017. Under the Consent Order with the Office of the Comptroller of the Currency (the "OCC"), we are required to maintain a leverage capital ratio of 8% and a total risk-based capital ratio of 12%. The Bank is in compliance with the Consent Order capital requirements at March 31, 2017.  However, at April 30, 2017, the Bank's Tier 1 leverage ratio was less than the 8% requirement under the Consent Order.  To comply with the capital levels of the Consent Order and to execute on our business plan that contemplates significant growth, we will need to raise additional capital, which may not be available at terms that are acceptable, if at all.

Under the Consent Order, the Bank is required to receive non-objection to a revised Capital and Strategic Plan (the "Strategic Plan").  On January 30, 2017, the Bank submitted to the OCC a revised Strategic Plan.  By letter dated March 2, 2017, the OCC informed the Bank that it would not grant its non-objection to the Strategic Plan as submitted by the Bank.  If the Bank is not able to comply with the requirements of the Consent Order, the OCC may institute other corrective measures and has enforcement power to impose other restrictions on the Bank's operations, including seizure.  Only the OCC has authority to determine whether or not the provisions of the Consent Order have been met.

Note 3 – New Accounting Standards

In March 2017, the FASB released ASU 2017-08 Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Securities Available for Sale

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
U.S. government-sponsored entities	$7,000	$—	$(108)	$6,892
Residential mortgage-backed	1,300	17	(23)	1,294
Total	$8,300	$17	$(131)	$8,186
December 31, 2016
U.S. government-sponsored entities	$7,000	$—	$(127)	$6,873
Residential mortgage-backed	1,385	20	(38)	1,367
Total	$8,385	$20	$(165)	$8,240

There were No sales of securities available-for-sale during the three months ended March 31, 2017 or 2016. There were No securities pledged to secure any of the borrowings of the Company as of March 31, 2017 and December 31, 2016.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity as of March 31, 2017. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2017
	Amortized	Fair
	Cost	Value
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	7,000	6,892
Five to ten years	—	—
Residential mortgage-backed	1,300	1,294
Total	$8,300	$8,186

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

The following table summarizes securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2017
U.S. government sponsored entities	$6,892	$(108)	$—	$—	$6,892	$(108)
Residential mortgage-backed	918	(23)	—	—	918	(23)
Total	$7,810	$(131)	$—	$—	$7,810	$(131)
2016
U.S. government sponsored entities	$6,873	$(127)	$—	$—	$6,873	$(127)
Residential mortgage-backed	951	(38)	—	—	951	(38)
Total	$7,824	$(165)	$—	$—	$7,824	$(165)

As of March 31, 2017 and December 31, 2016, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

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

Note 5 – Loans

The following table sets forth the composition of our loan portfolio by segment and class, at the dates indicated.

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
First mortgage loans:
Secured by one- to four family	$34,561	49.81%	$30,347	47.92%
Secured by multi-family	10,745	15.49	10,031	15.84
Secured by commercial real estate	16,367	23.59	15,292	24.14
Secured by land	164	0.24	170	0.27
Secured by construction	989	1.43	499	0.79
Total first mortgage loans	62,826	90.55	56,339	88.96
Commercial, consumer and other loans:
Home equity lines-of-credit	5,360	7.73	5,370	8.48
Commercial business loans	1,177	1.70	1,249	1.97
Automobile loans	6	0.01	364	0.57
Other consumer loans	14	0.02	14	0.02
Total commercial, consumer and other loans	6,557	9.45	6,997	11.04
Gross loans	69,383	100.00	63,336	100.00
Premiums and net deferred loan costs	(50)		(84)
Allowance for loan losses	(938)		(904)
Total loans, net	$68,395		$62,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the three months ended March 31, 2017 and 2016.

	First Mortgages					Commercial, Consumer and Other

	(Dollars in thousands)
	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the three months ended March 31, 2017
Allowance for loan losses
Beginning balance	$261	$141	$386	$5	$15	$72	$13	$11	$—	$904
Provision (credit) for loan losses	14	30	30	(1)	11	(10)	(1)	(11)	—	62
Loans charged-off	—	(31)	—	—	—	—	—	—	—	(31)
Recoveries	—	2	—	—	1	—	—	—	—	3
Total ending allowance balance March 31, 2017	$275	$142	$416	$4	$27	$62	$12	$—	$—	$938
For the three months ended March 31, 2016
Allowance for loan losses
Beginning balance	$326	$157	$385	$5	$—	$70	$12	$36	$—	$991
Provision (credit) for loan losses	7	(11)	12	—	(11)	5	2	(4)	—	—
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	21	—	—	—	—	21
Total ending allowance balance March 31, 2016	$333	$146	$397	$5	$10	$75	$14	$32	$—	$1,012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impaired method at the dates indicated. The recorded investment in loans excludes accrued interest and loan origination fees due to immateriality.

	Loan Balance			Allowance
	(Dollars in thousands)
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
March 31, 2017
One-to-four-family	$581	$33,980	$34,561	$20	$255	$275
Multi-family	951	9,794	10,745	3	139	142
Commercial real estate	542	15,825	16,367	—	416	416
Land	—	164	164	—	4	4
Construction	—	989	989	—	27	27
Home equity lines of credit	239	5,121	5,360	—	62	62
Commercial	—	1,177	1,177	—	12	12
Automobile	—	6	6	—	—	—
Other consumer	—	14	14	—	—	—
Total	$2,313	$67,070	$69,383	$23	$915	$938
December 31, 2016
One-to-four-family	$1,313	$29,034	$30,347	$22	$239	$261
Multi-family	989	9,042	10,031	10	131	141
Commercial real estate	542	14,750	15,292	—	386	386
Land	—	170	170	—	5	5
Construction	—	499	499	—	15	15
Home equity lines of credit	241	5,129	5,370	—	72	72
Commercial	—	1,249	1,249	—	13	13
Automobile	—	364	364	—	11	11
Other consumer	—	14	14	—	—	—
Total	$3,085	$60,251	$63,336	$32	$872	$904

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present information related to loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2017 and 2016 and as of and for the year ended December 31, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
March 31, 2017
With no related allowance recorded
One-to-four-family	$195	$59	$—	$543	$—	$—
Multi-family	346	253	—	284	—	—
Commercial real estate	542	542	—	542	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	239	239	—	239	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	1,322	1,093	—	1,608	—	—
With an allowance recorded
One-to-four-family	522	522	20	524	7	7
Multi-family	698	698	3	700	9	9
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	1,220	1,220	23	1,224	16	16
Total	$2,542	$2,313	$23	$2,832	$16	$16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
(Dollars in thousands)
March 31, 2016
With no related allowance recorded
One-to-four-family	$1,516	$1,096	$—	$1,096	$—	$—
Multi-family	798	623	—	623	10	10
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	2,314	1,719	—	1,719	10	10
With an allowance recorded
One-to-four-family	538	538	66	539	6	6
Multi-family	722	722	45	725	9	9
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	1,260	1,260	111	1,264	15	15
Total	$3,574	$2,979	$111	$2,983	$25	$25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
December 31, 2016
With no related allowance recorded
One-to-four-family	$1,207	$787	$—	$990	$—	$—
Multi-family	346	284	—	479	27	27
Commercial real estate	542	542	—	226	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	241	241	—	20	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	2,336	1,854	—	1,715	27	27
With an allowance recorded
One-to-four-family	523	526	22	533	27	27
Multi-family	705	705	10	716	37	37
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	1,228	1,231	32	1,249	64	64
Total	$3,564	$3,085	$32	$2,964	$91	$91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the aging of the recorded investment in past due loans at the dates indicated by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
	(Dollars in thousands)
March 31, 2017
One-to-four-family	$—	$—	$—	$59	$34,502	$34,561
Multi-family	—	—	—	253	10,492	10,745
Commercial real estate	—	—	—	542	15,825	16,367
Land	—	—	—	—	164	164
Construction	—	—	—	—	989	989
Home equity line of credit	48	—	—	239	5,073	5,360
Commercial	—	—	—	—	1,177	1,177
Automobile	—	—	—	—	6	6
Other consumer	—	—	—	—	14	14
Total	$48	$—	$—	$1,093	$68,242	$69,383
December 31, 2016
One-to-four-family	$—	$—	$—	$787	$29,560	$30,347
Multi-family	—	—	—	284	9,747	10,031
Commercial real estate	—	—	—	542	14,750	15,292
Land	—	—	—	—	170	170
Construction	—	—	—	—	499	499
Home equity line of credit	—	—	—	241	5,129	5,370
Commercial	—	—	—	—	1,249	1,249
Automobile	—	—	—	—	364	364
Other consumer	—	—	—	—	14	14
Total	$—	$—	$—	$1,854	$61,482	$63,336

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

	Pass	Substandard	Doubtful	Total
	(Dollars in thousands)
March 31, 2017
One-to-four-family	$34,502	$59	$—	$34,561
Multi-family	10,492	253	—	10,745
Commercial real estate	15,825	542	—	16,367
Land	164	—	—	164
Construction	989	—	—	989
Home equity lines of credit	5,121	239	—	5,360
Commercial	1,177	—	—	1,177
Automobile	6	—	—	6
Other consumer	14	—	—	14
Total	$68,290	$1,093	$—	$69,383
December 31, 2016
One-to-four-family	$29,560	$787	$—	$30,347
Multi-family	9,747	284	—	10,031
Commercial real estate	14,750	542	—	15,292
Land	170	—	—	170
Construction	499	—	—	499
Home equity lines of credit	5,129	241	—	5,370
Commercial	1,249	—	—	1,249
Automobile	364	—	—	364
Other consumer	14	—	—	14
Total	$61,482	$1,854	$—	$63,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Troubled Debt Restructurings

Our troubled debt restructurings totaled $1,531 at March 31, 2017 and $1,576 at December 31, 2016. There were No loans modified as troubled debt restructurings during the three months ended March 31, 2017 or the year ended December 31, 2016.

There were two loans modified as troubled debt restructurings with a balance of $312 as of March 31, 2017, which were reported as nonaccrual. There were two loans modified as troubled debt restructurings with a balance of $345 which were reported as nonaccrual as of December 31, 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the three months ended March 31, 2017, one loan totaling $253 secured by a multi-family building, had payments in default and was reported as non-accrual at March 31, 2017.  During the year-ended December 31, 2016, the same loan totaling $284, had payments in default and was reported as non-accrual at December 31, 2016.

The Company has allocated $23 to specific reserves on $1,220 of loans to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2017. At December 31, 2016, the Company has allocated $32 to specific reserves on $1,231 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of March 31, 2017 and December 31, 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

Note 6 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted loss per share:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Net loss (Dollars in thousands)	$(393)	$(263)
Weighted average common shares outstanding (1)	672,822	659,945
Basic and diluted loss per share (1)	$(0.58)	$(0.40)

1 The outstanding options are considered antidilutive because of the net loss.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets
Securities available for sale
U.S. government-sponsored entities	$6,892	$—	$6,892	$—
Residential mortgaged-backed	1,294	—	1,294	—
	$8,186	$—	$8,186	$—
December 31, 2016
Assets
Securities available for sale
U.S. government-sponsored entities	$6,873	$—	$6,873	$—
Residential mortgaged-backed	1,367	—	1,367	—
	$8,240	$—	$8,240	$—

There were No transfers between Level 1, Level 2, and Level 3 during the three-months ended March 31, 2017 or the year ended December 31, 2016.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets
Impaired loans
Multi-family	$948	$—	$—	$948
Total impaired loans	$948	$—	$—	$948
Repossessed assets
One-to-four-family	$715	$—	$—	$715
Commercial real estate	321	—	—	321
Land	87	—	—	87
Total repossessed assets	$1,123	$—	$—	$1,123

December 31, 2016
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	979	—	—	979
Total impaired loans	$1,704	$—	$—	$1,704
Repossessed assets
Commercial real estate	$321	$—	$—	$321
Land	87	—	—	87
Total repossessed assets	$408	$—	$—	$408
18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $951 with a $3 valuation allowance at March 31, 2017 and an aggregate balance of $1,714 with a $10 valuation allowance at December 31, 2016. The impaired loans resulted in $31 provision for loan losses for the three months ended March 31, 2017 and 2016.

Repossessed assets, consisting of other real estate owned, are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $1,123 at March 31, 2017 consisting of the cost basis of $1,358 and a valuation allowance of $235. Repossessed assets were carried at $408 at December 31, 2016 consisting of the cost basis of $643 and a valuation allowance of $235.  There was No of write-downs on repossessed assets for the three months ended March 31, 2017 and 2016.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
Multi-family	$948	Sales comparison approach	Adjustment for differences between the comparable sales	(7.69	)% –	8.70%
Other real estate owned
One-to-four-family	$715	Sales comparison approach	Adjustment for differences between the comparable sales	(17.04	)% –	8.70%
Commercial real estate	$321	Sales comparison approach	Adjustment for differences between the comparable sales	(5.70	)% –	4.78%
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(6.67	)% –	6.67%

December 31, 2016
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$725	Sales comparison approach	Adjustment for differences between the comparable sales	(17.04)	% –	8.70%
Multi-family	$979	Sales comparison approach	Adjustment for differences between the comparable sales	(7.69)	% –	10.77%
Other real estate owned
Commercial real estate	$321	Sales comparison approach	Adjustment for differences between the comparable sales	(5.70)	% –	4.78%
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(6.67)	% –	6.67%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at
		March 31, 2017 (Unaudited) Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$7,252	$7,252	$—	$—	$7,252
Certificates of deposit in other financial institutions	2,695	—	2,695	—	2,695
Securities available-for-sale	8,186	—	8,186	—	8,186
Loans receivable, net	68,395	—	—	68,350	68,350
FHLB stock	172	N/A	N/A	N/A	N/A
Accrued interest receivable	228	—	41	187	228
Financial liabilities
Demand, money market, and savings	$38,495	$38,495	$—	$—	$38,495
Certificates of deposits	40,134	—	40,283	—	40,283
Federal Home Loan Bank advances	2,000	—	1,993	—	1,993
Advances by borrowers for taxes and insurance	391	391	—	—	391
Accrued interest payable	4	—	4	—	4

		Fair Value Measurements at
		December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,232	$8,232	$—	$—	$8,232
Certificates of deposit in other financial institutions	3,675	—	3,675	—	3,675
Securities available-for-sale	8,240	—	8,240	—	8,240
Loans receivable, net	62,348	—	—	62,753	62,753
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	176	—	18	160	178
Financial liabilities
Demand, money market, and savings	$38,736	$38,736	$—	$—	$38,736
Certificates of deposits	35,295	—	35,433	—	35,433
Federal Home Loan Bank advances	2,000	—	2,001	—	2,001
Advances by borrowers for taxes and insurance	557	557	—	—	557
Accrued interest payable	1	—	1	—	1

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1

(b)	Certificates of deposit in other financial institutions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(d)	FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(e)	Accrued Interest Receivable

The carrying amount of accrued interest receivable approximates its fair value and is classified as Level 2 for securities and Level 3 for loans.

(f)	Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest demand, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) and are classified as Level 1. The carrying amounts of variable rate certificates of deposit d using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(g)	Federal Home Loan Bank Advances

The fair value of Federal Home Loan Bank advances is estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resorting in a Level 2 classification.

(h)	Advances by Borrowers for Taxes and Insurance

The carrying amounts of advances for borrowers taxes and insurance approximate fair values and are classified as Level 1.

(i)	Accrued Interest Payable

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

Effective as of January 1, 2016, financial institutions are required to maintain a capital conservation buffer to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. The implementation of the capital conservation buffer began on January 1 2016 at the 0.625% level and will be phased in over a three year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. As of March 31, 2017, the Bank’s capital conservation buffer stood at 1.25%.

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. On November 25, 2015 the Bank entered into a Consent Order with the OCC that reduced the Bank’s regulatory compliance burden. Concurrent with the execution of the Consent Order, the Old Order entered into between the Bank and the OCC dated December 19, 2012 was terminated. The Consent Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Order.

The Company's board adopted resolutions requested by the Federal Reserve Board which prohibits us from paying dividends, increasing our debt, or redeeming shares of the Company without prior written approval from the Federal Reserve Board.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a result of entering into the Consent Order that requires the Bank to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “adequately capitalized” at March 31, 2017 and December 31, 2016. As long as the Bank is subject to the Consent Order, the Bank cannot be considered “well capitalized”. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Consent Order."

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

Actual capital levels and minimum required levels for the Bank were as indicated in the table below:

			Minimum Required for Capital		Minimum Required
	Actual		Adequacy Purposes		By the Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total capital (to risk-weighted assets)	$7,838	13.1%	$4,784	8.0%	$7,179	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	7,088	11.9	2,691	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	7,088	11.9	3,588	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	7,088	8.1	3,507	4.0	7,015	8.0
December 31, 2016
Total capital (to risk-weighted assets)	$8,160	14.5%	$4,493	8.0%	$6,739	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	7,456	13.3	2,527	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	7,456	13.3	3,369	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	7,456	9.3	3,224	4.0	6,447	8.0

Note 9 – Employee Benefits

On May 25, 2016, stockholders of the Company approved the Ben Franklin Financial, Inc. 2016 Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 54,666 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 15,619 shares may be issued as restricted stock awards. No more than 39,047 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On January 24, 2017 the Company granted restricted stock awards for 15,619 common shares and stock options for 39,047 common shares under the Plan, all of which vest over a three year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $10.70 per share, which was the closing price of the stock on the grant date. No options were vested, exercised or forfeited as of March 31, 2017.  The options have an intrinsic value of $0.90 as of March 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Company’s expected volatility was based on historical stock price for the past two years. The expected term represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of each option granted in 2017 was $2.98 and was determined using the following weighted‑average assumptions as of grant date.

Risk free interest rate	2.27%
Expected term	7 Years
Expected stock price volatility	20%
Dividend yield	-0-%

Stock option expense was $7,000 during the three months ended March 31, 2017. As of March 31, 2017, there was $157,000 of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

The fair value of the restricted stock awards was $10.70 per share, which was the closing price of the stock on the January 27, 2017 grant date. None of the restricted stock awards were vested or forfeited as of March 31, 2017. Restricted stock award expense was $10,000 during the three months ended March 31, 2017. As of March 31, 2017, there was $109,000 of unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

The value of stock options and restricted stock awards as of the grant date are expensed over the three year vesting period.  Forfeitures of stock options and restricted stock awards are expected to be insignificant.

Note 10 - Subsequent Events

As of April 30, 2017, the Bank’s Tier 1 leverage capital ratio was less than the 8% required under the Consent Order, see Note 2 for further discussion.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our one-to four-family, home equity line-of-credit, multi-family, commercial real estate, construction, land, commercial business, and automobile lending including purchased loans; our ability to comply with the terms of the Consent Order (the “New Order”) entered into between the Bank and the Office of the Comptroller of the Currency (the “OCC”); the future level of deposit insurance premiums applicable to us; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; inflation; general economic conditions, both nationally and in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); our ability to originate a satisfactory amount of high quality loans in an unfavorable economic environment; legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Reform Act, our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; the performance of our investment in FHLB of Chicago stock; changes in our organization, compensation and benefit plans; and other factors. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission under the heading “Risk Factors.” The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

New Capital Requirements

In July, 2014, the OCC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement began at 0.625% January 1, 2016 and becomes fully phased in at 2.5% on January 1, 2019.

Consent Order

On November 25, 2015 the Bank entered into a revised Consent Order (the “New Order”) with the Office of the Comptroller of the Currency (“OCC”). Concurrent with the execution of the New Order, the Bank’s prior Consent Order (the “Old Order”) entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order is comprised of two substantive articles as opposed to 12 substantive articles under the Old Order. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Order. The New Order requires the Bank to revise its current Capital and Strategic Plan (the "Strategic Plan") to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its Strategic Plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements. At March 31, 2017 and December 31, 2016 the Bank was in compliance with the required minimum ratios, however, at April 30, 2017, the Bank's Tier 1 leverage ratio was less than the 8% requirement under the Consent Order. To comply with the capital levels of the Consent Order, we will need to raise additional capital, which may not be available at terms that are acceptable, if at all.

To comply with the capital levels of the New Order and execute on our business plan which contemplates significant growth, we will need to raise additional capital, which may not be available at terms that are acceptable if at all.  In addition, under the New Order the Bank is required to receive regulatory non-objection to a revised Strategic Plan that, among other things, identifies parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the capital requirements under the New Order. On January 30, 2017, the Bank submitted to the OCC a revised Strategic Plan.  By letter dated March 2, 2017, the OCC informed the Bank that it would not grant its non-objection to the Strategic Plan as submitted by the Bank. If the Bank is unable to meet the capital requirements and other requirements of the New Order, the OCC may institute other corrective measures and has enforcement powers to impose additional restrictions on the Bank’s operations, including seizure.  Only the OCC has the authority to determine whether or not the provisions of the New Order have been met.

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

Our strategic plan to increase income includes growing our loan portfolio through a combination of our internal origination efforts and participations in loans with other financial institutions. We believe we must continue to increase our level of higher interest earning assets to become profitable. During the fourth quarter of 2016 and continuing through the first quarter of 2017, we have been able to generate loan growth needed to increase our interest income, however, we continue to incur costs associated with resolving some of our current problem assets and costs associated with being a public company. The board of directors realizes that it will take a significant amount of time for us to accomplish our growth objective and that meeting the capital requirements of the New Order requires that alternate strategies need to be explored including the need for additional capital which may not be available at a cost consistent with the successful implementation of our strategic plan, or at all.  If we cannot raise additional capital, we may explore other options, including the merger or sale of the Company.

Based on the above, we do not anticipate net income until we experience significant growth in our earning assets base pursuant to our business plan. There can be no assurances, however, that we will successfully execute on our business plan and be able to return to profitability in the timeframe we expect or at all.

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex and/or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the local economy, changes in the financial condition of borrowers, and changes in value of loan collateral such as real estate. As discussed in the Company’s Annual Report for the year ended December 31, 2016, management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Assets. Total assets at March 31, 2017 were $89.4 million compared to $85.3 million at December 31, 2016, an increase of $4.1 million, or 4.8%. This increase was primarily due to the $6.0 million increase in our loan portfolio and the $715,000 increase in the balance of our repossessed assets, partially offset by a $980,000 decrease in our cash and cash equivalents, a $980,000 decrease in our certificate of deposits in other financial institution, and a $749,000 decrease in our Federal Home Loan Bank stock.

The increase in our loan portfolio balance during the first three months of 2017 was due to the $4.2 million increase in our one- to four family residential loan portfolio, the $1.1 million increase in our commercial real estate loan portfolio, the $714,000 increase in our multi-family loan portfolio, and the $490,000 increase in our construction loan portfolio, partially offset by the $358,000 decrease in our automobile portfolio. The 9.8% increase in our loan portfolio follows the 12.2% increase in the fourth quarter of 2016 and reflects the impact of the personnel and product changes that occurred during 2016.  The decrease in our automobile portfolio was the result of the repurchase of the outstanding balance of our indirect automobile portfolio, at par, by the financial institution servicing the portfolio.

At March 31, 2017 our allowance for loan losses was $938,000, or 1.35% of total loans, compared to $904,000, or 1.43% of total loans, at December 31, 2016. Our allowance reflects the $62,000 provision primarily due to the increase in the balance of our loan portfolio and the $28,000 of net charge-offs. Our allowance for loan losses to total loans decreased to 1.35% at March 31, 2017, primarily due to the improved credit quality of our loan portfolio as reflected in our declining loan charge-offs over the past several years.  Our loans classified as substandard or doubtful, which also represents our non-accrual loans, were $1.1 million or 1.58% of total loans at March 31, 2017 compared to $1.9 million or 2.93% of total loans at December 31, 2016.  The decrease was primarily due to the transfer of a residential loan with a book value of $715,000 to other real estate owned. Our loans classified as TDRs totaled $1.5 million at March 31, 2017 of which $1.2 million were accruing, relatively unchanged from December 31, 2016.

Our Federal Home Loan Bank stock decreased $749,000 or 81.3% to $172,000 due to redemption of stock exceeding the required levels.  Our securities portfolio decreased $54,000 primarily due to the repayments on mortgage-backed securities. Our cash and cash equivalents decrease $980,000 to $7.3 million at March 31, 2017. Our certificates of deposit with other financial institutions decreased primarily due to the maturity of $980,000 of such certificates of deposit.

Our repossessed assets increased $715,000 due to the foreclosure of a loan secured by a residential property.

Liabilities. Our total liabilities increased $4.4 million or 5.8% to $81.6 million at March 31, 2017. Our deposits increased by $4.6 million or 6.2% to $78.6 million at March 31, 2016 compared to $74.0 million at December 31, 2016, primarily due to the $4.8 million or 13.7% increase in our certificate of deposit accounts. The increase in our certificate of deposit accounts was primarily due to a promotion of a high yielding certificate account.  The funds from this promotion are expected to be used to fund future loan growth.

Stockholders’ Equity. Total stockholders’ equity at March 31, 2017 was $7.7 million, a decrease of $349,000 or 4.3% from December 31, 2016. The decrease resulted primarily from our net loss of $393,000 for the three months ended March 31, 2017.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. For the three months ended March 31, 2017 our net loss was $393,000 compared to a net loss of $263,000 for the three months ended March 31, 2016. The increase in our net loss was primarily due to the increases in our non-interest expense and the increase in our provision for loan losses, partially offset by the increase in our net interest income.

Interest Income. Interest income was $852,000 for the three months ended March 31, 2017, an increase of $77,000, or 9.9%, compared to the prior year period. Interest income from our loan portfolio increased $82,000 or 11.5%. The average balance of our loan portfolio increased $9.7 million for the three months ended March 31, 2017 compared to the prior year period primarily due to the $5.2 million increase in our multi-family and commercial real estate loans, the $3.4 million increase in our one- to four-family residential loans, and the $1.1 million increase in our home equity line-of-credit loans. These balance increases were partially offset by the $393,000 decrease in the average balance of our consumer loans. The consumer loan decrease was primarily due to the repurchase of the remaining balance of our indirect automobile portfolio at par by the original seller.  The $3.4 million increase in our one- to four-family residential loans was primarily due to the purchase of a $3.5 million pool of such loans from another financial institution. The yield on our loan portfolio was 4.86% for the three months ended March 31, 2017 compared to 5.08% the prior year period.

Interest income from securities decreased $5,000 or 13.2% to $33,000 for the three months ended March 31, 2017 primarily due to the $1.9 million decrease in the average balance of our securities portfolio to $8.7 million. The average yield for our securities portfolio was 1.51% for the three months ended March 31, 2017 compared to 1.45% for the prior year period. Interest income from other interest earning assets was $21,000 for the three months ended March 31, 2017, unchanged from the prior year period. The average balance of our other interest earning assets decreased $4.0 million primarily to fund the increase in our loan portfolio.  The yield on our interest earning assets increased to 0.84% for the three months ended March 31, 2017 compared to 0.61% primarily due to the increase in market rates as the Federal Open Market Committee raised short term interest rates 50 basis point since December of 2016.  The average balance of the certificates of deposit was $3.1 million for the three months ended March 31, 2017 compared to $4.6 million in the comparable period of 2016.

Interest Expense. Interest expense for the three months ended March 31, 2017 was $104,000, an increase of $23,000 or 28.4% from the prior year.  Interest expense on deposits increased $14,000 as the average balance of our interest bearing deposits increased $3.6 million. The average balance of our certificate of deposit accounts increased $3.8 million to $38.3 million and the average balance of our savings accounts increased $1.6 million.  These increases were offset by the $1.7 million decrease in the average balance of our money market accounts.  Interest expense on Federal Home Loan Bank advances increased $9,000 due to the addition of a $2.0 million advance at the end of 2016.

Net Interest Income. Net interest income for the three months ended March 31, 2017 was $748,000 compared to $694,000 for the three months ended March 31, 2017. For the three months ended March 31, 2017, the average yield on interest-earning assets was 4.04% and the average cost of interest-bearing liabilities was 0.57% compared to 3.83% and 0.48%, respectively, for the three months ended March 31, 2016. These changes resulted in a net interest rate spread and net interest margin to 3.47% and 3.55%, respectively, for the three months ended March 31, 2017, compared to a net interest rate spread of 3.35% and net interest margin of 3.43% for the prior year period. The increase in the net interest rate spread and margin was primarily due to the increase in the yield of our investments and other interest earning assets.

Provision for Loan Losses. We had a $62,000 provision for loan losses for the three months ended March 31, 2017 compared to no provision for the three months ended March 31, 2017. The provision was due to the increase in the balance of our loan portfolio and a $31,000 charge-off for a loan secured by a multi-family property. At March 31, 2017, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the three months ended March 31, 2017, non-interest income was $28,000 compared to $29,000 for the three months ended March 31, 2016. Income from repossessed assets increased $3,000.  Fees for originating loans for other financial institutions decreased $2,000 for the three months ended March 31, 2017 compared to the prior year period.

Non-interest Expense. For the three months ended March 31, 2017, our non-interest expense increased $106,000 or 10.5% compared to the prior year period. Our compensation and employee benefit costs increased $45,000 or 9.9% primarily due to $18,000 for the costs of our equity incentive awards and $24,000 for staffing and salary changes. Occupancy costs increased $28,000 primarily due to the $25,000 increase in depreciation from leasehold improvements during 2016 for our branch office. Our other costs increased $54,000 primarily due to $41,000 in costs for problem loans and the $19,000 increase in the provision for off-balance sheet commitments

Income Tax. We recorded immaterial amounts for income taxes for the three months ended March 31, 2017 and 2016.

Non-Performing Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$—	$726
Multi-family	—	—
Commercial	542	542
Construction	—	—
Land	—	—
Home equity lines of credit	239	241
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total non-accrual loans	781	1,509
Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total loans 90 days or more past due and still accruing	—	—
Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	59	61
Multi-family	253	284
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total non-accruing troubled debt restructured loans	312	345
Total non-performing loans	1,093	1,854
Repossessed Assets:
Real estate loans:
One- to four-family residential	715	—
Multi-family	—	—
Commercial	321	321
Construction	—	—
Land	87	87
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total foreclosed assets	1,123	408
Total non-performing assets	$2,216	$2,262
Total accruing troubled debt restructured loans	$1,220	$1,231
Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	1.58%	2.93%
Non-performing assets to total assets	2.48%	2.65%
Non-performing assets and accruing troubled debt restructurings to total assets	3.85%	4.10%

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

	Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$66,145	$798	4.86%	$56,480	$716	5.08%
Securities (1)	8,734	33	1.51	10,638	38	1.45
Other interest-earning assets (2)	10,055	21	0.84	14,078	21	0.61
Total interest-earning assets	84,934	$852	4.04	81,196	$775	3.83
Non-interest-earning assets	2,749			2,133
Total assets	$87,683			$83,329
Liabilities and stockholders’ equity:
Savings deposits	$12,586	$5	0.15	$10,986	$4	0.15
Demand deposits	9,334	1	0.06	9,469	1	0.06
Money market deposits	11,567	4	0.15	13,287	5	0.15
Certificates of deposit	38,276	85	0.90	34,447	71	0.82
Total interest-bearing deposits	71,763	95	0.53	68,189	81	0.48
Federal Home Loan Bank advances	2,000	9	1.80	—	—	—
Total interest-bearing liabilities	73,763	104	0.57	68,189	81	0.48
Non-interest-bearing deposits	4,881			4,606
Other liabilities	887			1,041
Total liabilities	79,531			73,836
Stockholders’ equity	8,152			9,493
Total liabilities and stockholders’ equity	$87,683			$83,329
Net interest income		$748			$694
Net interest rate spread			3.47%			3.35%
Net interest-earning assets	$11,171			$13,007
Net interest margin			3.55%			3.43%
Average of interest-earning assets to interest-bearing Liabilities			115.14%			119.07%

(1)	Securities include Federal Home Loan Bank stock with an average balance of $380,000 and $921,000 for the three months ended March 31, 2017 and 2016, respectively.
(2)	Other interest earning assets include certificates of deposit in other financial institutions and cash equivalents.

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

	Three Months Ended March 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$119	$(37)	$82
Securities	(7)	2	(5)
Other interest-earning assets	(7)	7	—
Total interest-earning assets	105	(28)	77
Interest-bearing liabilities:
Savings deposits	1	—	1
Demand accounts	—	—	—
Money market accounts	(1)	—	(1)
Certificates of deposit	7	7	14
Total deposits	7	7	14
Federal Home Loan Bank advances	9	—	9
Total interest-bearing liabilities	16	7	23
Change in net interest income	$89	$(35)	$54

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

PART II—Other Information
Item 1. Legal Proceedings

At March 31, 2017 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

In addition to the other information contained in the Quarterly Report on Form 10-Q, the following risk factors represents material updates and additions to the risk factors previously disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission. Additional risks not presently know to us, or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward looking statements made by or on behalf of us.

The implementation of our business strategy, which includes significant growth of our loan portfolio, and the requirements of our New Order with the OCC, will require that we raise additional capital.  Such capital may not be available on term that are consistent with our business strategy, which could cause our business strategy to fail.

Under the New Order, the Bank is required to maintain a minimum Tier 1 leverage capital ratio of 8.0% and a minimum total risk-based capital ratio of 12.0%.  As of March 31, 2017, our Tier 1 leverage ratio and total risk-based capital ratios were 8.1% and 13.2%, respectively. However, as of April 30, 2017, our Tier 1 leverage ratio was below 8%.  In addition, our business strategy contemplates significant growth of our loan portfolio.  To implement our business strategy and comply with the New Order, we will need to raise additional capital.  Our ability to raise capital to meet our minimum capital requirements and to implement our strategic plan will depend on conditions in the capital market at that time, which are outside of our control, and on our financial performance.  If we raise additional capital, we may do so on terms that are dilutive (including dilutive on a book value per share and earning per share basis) to our other stockholders.  If we cannot raise additional capital when needed on terms that are consistent with the successful implementation of our business strategy, it would affect our operations and could cause our business strategy to be unsuccessful.  Under such circumstances, we may explore other options, including the merger or sale of the Company

The New Order requires the Bank to receive regulatory non-objection to a revised Strategic Plan and meet certain minimum capital requirements.  As of the date of this filing, the Bank was not in compliance with such requirements of the New Order, which could result in additional regulatory actions that would adversely affect our financial condition and results of operations.

As further discussed in the risk factor above, the Bank is not in compliance with the minimum capital requirements of the New Order.  Under the New Order, the Bank is also required to receive regulatory non-objection to a revised Capital and Strategic Plan that, among other things, must identify parameters and triggers that would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the capital requirements under the New Order. On January 30, 2017, the Bank submitted to the OCC a revised Capital and Strategic Plan, and by letter dated March 2, 2017, the OCC informed the Bank that it would not grant its non-objection to the Capital and Strategic Plan as submitted by the Bank.  If the Bank is not able to achieve and maintain compliance with the terms of the New Order, the OCC may institute additional corrective measures and has enforcement power to impose other restrictions on the Bank's operations, including seizure.  Only the OCC has authority to determine whether or not the provisions of the New Order have been met.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted Accounting Standard Update 2016-13, which will be effective for Ben Franklin Financial, Inc. and Ben Franklin Bank of Illinois for our first quarter of 2020. This standard, often referred to as “CECL” (current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S .GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. The new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses and have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

(a) Exhibits

31.1 Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2 Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1 Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (v) the notes to the Consolidated Financial Statements

101.INS   XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL Taxonomy Extension Schema Document

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

BEN FRANKLIN FINANCIAL, INC. (Registrant)

Date: May 12, 2017	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer

Date: May 12, 2017	/s/ Glen A. Miller
Glen A. Miller
Senior Vice President and Chief Financial Officer

