Form 10-Q
period 2017-06-30
Ben Franklin Financial, Inc.
filed 2017-08-14
CIK 1618798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

Number of outstanding shares of common stock as of August 14, 2017: 710,038

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except per share data)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$1,370	$2,903
Interest-earning deposit accounts and federal funds sold	5,975	5,329
Cash and cash equivalents	7,345	8,232
Certificates of deposit in other financial institutions	1,470	3,675
Securities available for sale at fair value	6,161	8,240
Loans receivable, net (allowance for loan losses:
$989 at June 30, 2017—$904 at December 31, 2016)	73,317	62,348
Federal Home Loan Bank stock	188	921
Premises and equipment, net	1,095	1,181
Repossessed assets, net	802	408
Accrued interest receivable	199	176
Other assets	104	84
Total assets	$90,681	$85,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$5,179	$4,852
Interest-bearing	74,807	69,179
Total deposits	79,986	74,031
Federal Home Loan Bank advances	2,000	2,000
Advances from borrowers for taxes and insurance	670	557
Other liabilities	350	435
Common stock in ESOP subject to contingent purchase obligation	210	169
Total liabilities	83,216	77,192
Stockholders’ equity
Preferred stock, No par value; 1,000,000 authorized shares; No shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding shares 710,038 at June 30, 2017 and 694,419 at December 31, 2016	7	7
Additional paid-in-capital	10,287	10,260
Retained deficit	(2,087)	(1,437)
Unearned Employee Stock Ownership Plan (ESOP) shares	(467)	(500)
Accumulated other comprehensive loss	(65)	(88)
Reclassification of ESOP shares	(210)	(169)
Total equity	7,465	8,073
Total liabilities and stockholders’ equity	$90,681	$85,265

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income
Loans	$867	$625	$1,665	$1,341
Securities	29	34	62	72
Federal funds sold and interest earning deposit accounts	22	22	43	43
	918	681	1,770	1,456
Interest expense
Deposits	110	76	205	157
Federal Home Loan Bank advances	9	—	18	—
	119	76	223	157
Net interest income	799	605	1,547	1,299
Provision for loan losses	48	(33)	110	(33)
Net interest income after provision for loan losses	751	638	1,437	1,332
Non-interest income
Service fee income	16	19	32	37
Loss on sale of securities available for sale	(6)	—	(6)	—
Gain on sale of repossessed assets	3	—	3	—
Other	17	13	29	24
	30	32	58	61
Non-interest expense
Compensation and employee benefits	513	412	1,012	866
Occupancy and equipment	179	155	359	307
Data processing services	73	76	149	159
Professional fees	115	138	257	284
FDIC insurance premiums	35	43	68	87
Repossessed asset expenses, net	36	18	57	38
Other	118	173	286	287
	1,069	1,015	2,188	2,028
Loss before income taxes	(288)	(345)	(693)	(635)
Income tax benefit	(31)	2	(43)	(25)
Net loss	$(257)	$(347)	$(650)	$(610)
Loss per common share basic and diluted	(0.38)	(0.53)	(0.96)	(0.92)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(257)	$(347)	$(650)	$(610)
Other comprehensive income
Unrealized holding gains arising during the period	31	(5)	62	65
Reclassification adjustment for losses (gains) included in net income	6	—	6	—
Tax effect	(33)	2	(45)	(25)
Other comprehensive income	4	(3)	23	40
Comprehensive loss	$(253)	$(350)	$(627)	$(570)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017 and 2016 – (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2017	$7	$10,260	$(1,437)	$(500)	$(88)	$(169)	$8,073
Net loss	—	—	(650)	—	—	—	(650)
Other comprehensive income	—	—	—	—	23	—	23
Earned ESOP shares and other stock based compensation 15,619 shares issued	—	27	—	33	—	—	60
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(41)	(41)
Balance at June 30, 2017	$7	$10,287	$(2,087)	$(467)	$(65)	$(210)	$7,465

Balance at January 1, 2016	$7	$10,308	$(177)	$(563)	$(21)	$(155)	$9,399
Net loss	—	—	(610)	—	—	—	(610)
Other comprehensive income	—	—	—	—	40	—	40
Earned ESOP shares and other stock based compensation	—	(14)	—	32	—	—	18
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(57)	(57)
Balance at June 30, 2016	$7	$10,294	$(787)	$(531)	$19	$(212)	$8,790

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(650)	$(610)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	93	43
ESOP and other stock based compensation, net	60	18
Provision for loan losses	110	(33)
Amortization of premiums	4	—
Loss on sale of securities available for sale	6	—
Gain on sale of repossessed assets	(3)	—
Changes in:
Deferred loan costs	(29)	13
Accrued interest receivable	(23)	28
Other assets	(64)	(53)
Other liabilities	(85)	74
Net cash from operating activities	(581)	(520)
Cash flows from investing activities
Principal repayments on mortgage-backed securities	143	56
Calls and maturities of securities available for sale	—	6,000
Maturities of certificates of deposit in other financial institutions	2,205	2,920
Proceeds from the sale of securities available for sale	1,994	—
Purchase of loans for investment	(3,509)	—
Purchase of securities available for sale	—	(3,000)
Purchase of certificates of deposit in other financial institutions	—	(1,960)
Net (increase) decrease in loans	(8,509)	942
Net change in Federal Home Loan Bank stock	733	—
Sale of other assets	576	—
Expenditures for premises and equipment	(7)	(521)
Net cash from investing activities	(6,374)	4,437
Cash flows from financing activities
Net increase (decrease) in deposits	5,955	(2,711)
Net change in advances from borrowers for taxes and insurance	113	(16)
Net cash from financing activities	6,068	(2,727)
Net change in cash and cash equivalents	(887)	1,190
Cash and cash equivalents at beginning of period	8,232	9,265
Cash and cash equivalents at end of period	$7,345	$10,455
Supplemental disclosures
Interest paid	$219	$156
Transfers from loans to repossessed assets	965	—

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

Note 2 – Recurring Losses and Regulatory Order

The Company has incurred losses since 2008 resulting from a combination of: declining net interest income, as our loan portfolio decreased from $109.8 million at December 31, 2008 to $62.3 million at December 31, 2016; increased provisions for loan losses between 2009 and 2012; and increasing non-interest expense related to professional fees and repossessed asset write-downs and costs. The Company recently incurred net losses of $650 for the six months ended June 30, 2017 and $1,260 during the year ended December 31, 2016.  Our interest income for the six months ended June 30, 2017 has increased with the increase in the balance of our loan portfolio, however, this growth has also resulted in an increase to our provision for loan losses.  Our non-interest expense has also increased for compensation and occupancy cost and includes costs for problem asset resolution at the beginning of the year.  The loss for 2016 was largely a result of our net interest income reflecting the low balance of our loan portfolio, increasing professional fees for problem asset resolution and additional costs associated with operating as a public company. Non-interest expense for 2016 was also impacted by an operational loss not reimbursable from our insurance. The Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio have continued to decline and were 12.1% and 7.5% respectively, at June 30, 2017. Under the Consent Order with the Office of the Comptroller of the Currency (the "OCC"), we are required to maintain a leverage capital ratio of 8% and a total risk-based capital ratio of 12%. At June 30, 2017, the Bank's Tier 1 leverage capital was $420 lower than Consent Order Tier 1 leverage capital requirements, and therefore, the Bank was not in compliance with the Order.  At July 31, 2017, the Bank's total risk-based capital ratio was less than the 12% requirement under the Consent Order.  To comply with the capital levels of the Consent Order and to execute on our business plan that contemplates significant growth, we will need to raise additional capital. Such capital may not be available on terms that will allow us to execute on our business plan and become profitable, or may not be available at all. If we are not able to raise the additional capital required to comply with the Consent Order and to execute on our business plan, we will explore other strategic options, including the merger or sale of the Company. The Company engaged an investment banking firm to assist the Board of Directors in evaluating the strategic options, which include the sale of stock, issuance of debt or sale of the Company.  The investment banking firm will be compensated based on the specific action plan ultimately executed by the Company.  A member of the Company's Board of Directors is a partner in the investment banking firm.

Under the Consent Order, the Bank is required to receive non-objection to a revised Capital and Strategic Plan (the "Strategic Plan"). On January 30, 2017, the Bank submitted to the OCC a revised Strategic Plan.  By letter dated March 2, 2017, the OCC informed the Bank that it would not grant its non-objection to the Strategic Plan as submitted by the Bank.  If the Bank is not able to comply with the requirements of the Consent Order regarding the Strategic Plan or the Bank's capital levels, the OCC may institute other corrective measures and has enforcement power to impose other restrictions on the Bank's operations, including seizure.  Only the OCC has authority to determine whether or not the provisions of the Consent Order have been met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Note 3 – New Accounting Standards

In May 2014, the FASB released ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09.  The ASU is not expected to significantly impact the Company’s consolidated financial statements.

In June 2016 the FASB issued accounting standards update 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities classified as held to maturity, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is identifying the loan data needed for adoption of this update, however Management has not yet determined the impacts of this update on the Company’s financial position or results of operations.

Note 4 – Securities Available for Sale

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
U.S. government-sponsored entities	$5,000	$—	$(74)	$4,926
Residential mortgage-backed	1,238	16	(19)	1,235
Total	$6,238	$16	$(93)	$6,161
December 31, 2016
U.S. government-sponsored entities	$7,000	$—	$(127)	$6,873
Residential mortgage-backed	1,385	20	(38)	1,367
Total	$8,385	$20	$(165)	$8,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

We sold $2.0 million of securities available for sale during the six months ended June 30, 2017 resulting in a loss of $6. There were no sales of securities available for sale for the six months ended 2016. There were no securities pledged to secure any of the borrowings of the Company as of June 30, 2017 and December 31, 2016.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity as of June 30, 2017. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2017
	Amortized	Fair
	Cost	Value
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	5,000	4,926
Five to ten years	—	—
Residential mortgage-backed	1,238	1,235
Total	$6,238	$6,161

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

The following table summarizes securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2017
U.S. government sponsored entities	$4,925	$(74)	$—	$—	$4,925	$(74)
Residential mortgage-backed	878	(19)	—	—	878	(19)
Total	$5,803	$(93)	$—	$—	$5,803	$(93)
2016
U.S. government sponsored entities	$6,873	$(127)	$—	$—	$6,873	$(127)
Residential mortgage-backed	951	(38)	—	—	951	(38)
Total	$7,824	$(165)	$—	$—	$7,824	$(165)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

As of June 30, 2017 and December 31, 2016, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies which the government has affirmed its commitment to support.

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

Note 5 – Loans

The following table sets forth the composition of our loan portfolio by segment and class, at the dates indicated.

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
First mortgage loans:
Secured by one- to four family	$35,584	47.84%	$30,347	47.92%
Secured by multi-family	10,983	14.77	10,031	15.84
Secured by commercial real estate	18,998	25.55	15,292	24.14
Secured by land	160	0.22	170	0.27
Secured by construction	1,441	1.94	499	0.79
Total first mortgage loans	67,166	90.32	56,339	88.96
Commercial, consumer and other loans:
Home equity lines-of-credit	6,148	8.27	5,370	8.48
Commercial business loans	1,031	1.39	1,249	1.97
Automobile loans	6	0.01	364	0.57
Other consumer loans	10	0.01	14	0.02
Total commercial, consumer and other loans	7,195	9.68	6,997	11.04
Gross loans	74,361	100.00	63,336	100.00
Premiums and net deferred loan costs	(55)		(84)
Allowance for loan losses	(989)		(904)
Total loans, net	$73,317		$62,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the three and six months ended June 30, 2017 and 2016.

	First Mortgages					Commercial, Consumer and Other

	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the three months ended June 30, 2017
Allowance for loan losses
Beginning balance	$275	$142	$416	$4	$27	$62	$12	$—	$—	$938
Provision (credit) for loan losses	(6)	(6)	47	—	11	3	(1)	—	—	48
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	—	2	—	—	1	—	—	—	—	3
Total ending allowance balance June 30, 2017	$269	$138	$463	$4	$39	$65	$11	$—	$—	$989
For the three months ended June 30, 2016
Allowance for loan losses
Beginning balance	$333	$146	$397	$5	$10	$75	$14	$32	$—	$1,012
Provision (credit) for loan losses	(24)	(12)	16	—	(7)	1	(1)	(6)	—	(33)
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	2	—	—	—	—	2
Total ending allowance balance June 30, 2016	$309	$134	$413	$5	$5	$76	$13	$26	$—	$981

	First Mortgages					Commercial, Consumer and Other

	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial	Automobile	Other Consumer	Total
For the six months ended June 30, 2017
Allowance for loan losses
Beginning balance	$261	$141	$386	$5	$15	$72	$13	$11	$—	$904
Provision (credit) for loan losses	8	24	77	(1)	22	(7)	(2)	(11)	—	110
Loans charged-off	—	(31)	—	—	—	—	—	—	—	(31)
Recoveries	—	4	—	—	2	—	—	—	—	6
Total ending allowance balance June 30, 2017	$269	$138	$463	$4	$39	$65	$11	$—	$—	$989
For the six months ended June 30, 2016
Allowance for loan losses
Beginning balance	$326	$157	$385	$5	$—	$70	$12	$36	$—	$991
Provision (credit) for loan losses	(17)	(23)	28	—	(18)	6	1	(10)	—	(33)
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	23	—	—	—	—	23
Total ending allowance balance June 30, 2016	$309	$134	$413	$5	$5	$76	$13	$26	$—	$981

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impaired method at the dates indicated. The recorded investment in loans excludes accrued interest and loan origination fees due to immateriality.

	Loan Balance			Allowance

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
June 30, 2017
One-to-four-family	$571	$35,013	$35,584	$21	$248	$269
Multi-family	691	10,292	10,983	—	138	138
Commercial real estate	542	18,456	18,998	—	463	463
Land	—	160	160	—	4	4
Construction	—	1,441	1,441	—	39	39
Home equity lines of credit	—	6,148	6,148	—	65	65
Commercial	—	1,031	1,031	—	11	11
Automobile	—	6	6	—	—	—
Other consumer	—	10	10	—	—	—
Total	$1,804	$72,557	$74,361	$21	$968	$989
December 31, 2016
One-to-four-family	$1,313	$29,034	$30,347	$22	$239	$261
Multi-family	989	9,042	10,031	10	131	141
Commercial real estate	542	14,750	15,292	—	386	386
Land	—	170	170	—	5	5
Construction	—	499	499	—	15	15
Home equity lines of credit	241	5,129	5,370	—	72	72
Commercial	—	1,249	1,249	—	13	13
Automobile	—	364	364	—	11	11
Other consumer	—	14	14	—	—	—
Total	$3,085	$60,251	$63,336	$32	$872	$904

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following tables present information related to loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2017 and 2016 and as of and for the year ended December 31, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
June 30, 2017
With no related allowance recorded
One-to-four-family	$189	$53	$—	$299	$—	$10
Multi-family	691	691	—	252	—	—
Commercial real estate	542	542	—	542	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	1,422	1,286	—	1,093	—	10
With an allowance recorded
One-to-four-family	518	518	21	522	10	—
Multi-family	—	—	—	581	18	—
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	518	518	21	1,103	28	—
Total	$1,940	$1,804	$21	$2,196	$28	$10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded

June 30, 2016
With no related allowance recorded
One-to-four-family	$1,513	$1,093	$—	$1,095	$—	$—
Multi-family	796	621	—	622	16	16
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	2,309	1,714	—	1,717	16	16
With an allowance recorded
One-to-four-family	534	534	65	537	13	13
Multi-family	716	716	21	722	18	18
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	1,250	1,250	86	1,259	31	31
Total	$3,559	$2,964	$86	$2,976	$47	$47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
December 31, 2016
With no related allowance recorded
One-to-four-family	$1,207	$787	$—	$990	$—	$—
Multi-family	346	284	—	479	27	27
Commercial real estate	542	542	—	226	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	241	241	—	20	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	2,336	1,854	—	1,715	27	27
With an allowance recorded
One-to-four-family	523	526	22	533	27	27
Multi-family	705	705	10	716	37	37
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	1,228	1,231	32	1,249	64	64
Total	$3,564	$3,085	$32	$2,964	$91	$91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans at the dates indicated by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total

June 30, 2017
One-to-four-family	$—	$—	$—	$53	$35,531	$35,584
Multi-family	—	—	—	—	10,983	10,983
Commercial real estate	—	—	—	542	18,456	18,998
Land	—	—	—	—	160	160
Construction	—	—	—	—	1,441	1,441
Home equity line of credit	—	—	—	—	6,148	6,148
Commercial	—	—	—	—	1,031	1,031
Automobile	—	—	—	—	6	6
Other consumer	—	—	—	—	10	10
Total	$—	$—	$—	$595	$73,766	$74,361
December 31, 2016
One-to-four-family	$—	$—	$—	$787	$29,560	$30,347
Multi-family	—	—	—	284	9,747	10,031
Commercial real estate	—	—	—	542	14,750	15,292
Land	—	—	—	—	170	170
Construction	—	—	—	—	499	499
Home equity line of credit	—	—	—	241	5,129	5,370
Commercial	—	—	—	—	1,249	1,249
Automobile	—	—	—	—	364	364
Other consumer	—	—	—	—	14	14
Total	$—	$—	$—	$1,854	$61,482	$63,336

Nonperforming loans (non-accrual and loans past due 90 days and still on accrual) include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

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

	Pass	Substandard	Doubtful	Total
June 30, 2017
One-to-four-family	$35,531	$53	$—	$35,584
Multi-family	10,983	—	—	10,983
Commercial real estate	18,456	542	—	18,998
Land	160	—	—	160
Construction	1,441	—	—	1,441
Home equity lines of credit	6,148	—	—	6,148
Commercial	1,031	—	—	1,031
Automobile	6	—	—	6
Other consumer	10	—	—	10
Total	$73,766	$595	$—	$74,361
December 31, 2016
One-to-four-family	$29,560	$787	$—	$30,347
Multi-family	9,747	284	—	10,031
Commercial real estate	14,750	542	—	15,292
Land	170	—	—	170
Construction	499	—	—	499
Home equity lines of credit	5,129	241	—	5,370
Commercial	1,249	—	—	1,249
Automobile	364	—	—	364
Other consumer	14	—	—	14
Total	$61,482	$1,854	$—	$63,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Troubled Debt Restructurings

Our troubled debt restructurings totaled $1,262 at June 30, 2017 and $1,576 at December 31, 2016. There were no loans modified as troubled debt restructurings during the six months ended June 30, 2017 or the year ended December 31, 2016.

There was one loans modification as troubled debt restructuring with a balance of $53 as of June 30, 2017, which was reported as nonaccrual. There were two loans modified as troubled debt restructurings with a balance of $345 which were reported as nonaccrual as of December 31, 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the six months ended June 30, 2017, one loan totaling $253 secured by a multi-family building, had payments in default and was transferred to repossessed assets and sold during the period.  During the year-ended December 31, 2016, the same loan totaling $284, had payments in default and was reported as non-accrual at December 31, 2016.

The Company has allocated $21 to specific reserves on $519 of loans to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2017. At December 31, 2016, the Company has allocated $32 to specific reserves on $1,231 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of June 30, 2017 and December 31, 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

Note 6 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted loss per share:

	For the three Months Ended		For the six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(257)	$(347)	$(650)	$(610)
Weighted average common shares outstanding (1)	677,600	660,734	675,224	660,339
Basic and diluted loss per share (1)	$(0.38)	$(0.53)	$(0.96)	$(0.92)

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

(Dollars in thousands)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Assets
Securities available for sale
U.S. government-sponsored entities	$4,926	$—	$4,926	$—
Residential mortgaged-backed	1,235	—	1,235	—
	$6,161	$—	$6,161	$—
December 31, 2016
Assets
Securities available for sale
U.S. government-sponsored entities	$6,873	$—	$6,873	$—
Residential mortgaged-backed	1,367	—	1,367	—
	$8,240	$—	$8,240	$—

There were No transfers between Level 1, Level 2, and Level 3 during the six-months ended June 30, 2017 or the year ended December 31, 2016.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Assets
Impaired loans
Multi-family	$691	$—	$—	$691
Total impaired loans	$691	$—	$—	$691
Repossessed assets
One-to-four-family	$715	$—	$—	$715
Land	87	—	—	87
Total repossessed assets	$802	$—	$—	$802

December 31, 2016
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	979	—	—	979
Total impaired loans	$1,704	$—	$—	$1,704
Repossessed assets
Commercial real estate	$321	$—	$—	$321
Land	87	—	—	87
Total repossessed assets	$408	$—	$—	$408

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $691 with a $0 valuation allowance at June 30, 2017 and an aggregate balance of $1,714 with a $10 valuation allowance at December 31, 2016. The impaired loans resulted in no provision for the three months ended June 30, 2017 and a $31 provision for loan losses for the six months ended June 30, 2017.  There was no provision for the three and six months ended June 30, 2016.

Repossessed assets, consisting of other real estate owned, are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $802 at June 30, 2017 consisting of the cost basis of $816 and a valuation allowance of $14. Repossessed assets were carried at $408 at December 31, 2016 consisting of the cost basis of $643 and a valuation allowance of $235.  There were no write-downs on repossessed assets for the three and six months ended June 30, 2017 and 2016.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
Multi-family	$691	Sales comparison approach	Adjustment for differences between the comparable sales	(1.89)	% –	2.64%
Other real estate owned
One-to-four-family	$715	Sales comparison approach	Adjustment for differences between the comparable sales	(17.04)	% –	8.70%
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(6.67)	% –	6.67%

December 31, 2016
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$725	Sales comparison approach	Adjustment for differences between the comparable sales	(17.04)	% –	8.70%
Multi-family	$979	Sales comparison approach	Adjustment for differences between the comparable sales	(7.69)	% –	10.77%
Other real estate owned
Commercial real estate	$321	Sales comparison approach	Adjustment for differences between the comparable sales	(5.70)	% –	4.78%
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(6.67)	% –	6.67%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at
		June 30, 2017 Unaudited Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$7,345	$7,345	$—	$—	$7,345
Certificates of deposit in other financial institutions	1,470	—	1,470	—	1,470
Securities available-for-sale	6,161	—	6,181	—	6,181
Loans receivable, net	73,317	—	—	72,964	72,964
FHLB stock	188	N/A	N/A	N/A	N/A
Accrued interest receivable	199	1	12	186	199
Financial liabilities
Demand, money market, and savings	$37,835	$37,835	$—	$—	$37,835
Certificates of deposits	42,151	—	42,320	—	42,320
Federal Home Loan Bank advances	2,000	—	2,005	—	2,005
Advances by borrowers for taxes and insurance	670	670	—	—	670
Accrued interest payable	6	—	6	—	6

		Fair Value Measurements at
		December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,232	$8,232	$—	$—	$8,232
Certificates of deposit in other financial institutions	3,675	—	3,675	—	3,675
Securities available-for-sale	8,240	—	8,240	—	8,240
Loans receivable, net	62,348	—	—	62,753	62,753
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	176	—	18	160	178
Financial liabilities
Demand, money market, and savings	$38,736	$38,736	$—	$—	$38,736
Certificates of deposits	35,295	—	35,433	—	35,433
Federal Home Loan Bank advances	2,000	—	2,001	—	2,001
Advances by borrowers for taxes and insurance	557	557	—	—	557
Accrued interest payable	1	—	1	—	1

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1

(b)	Certificates of deposit in other financial institutions.

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

(Dollars in thousands)

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

Effective as of January 1, 2016, financial institutions are required to maintain a capital conservation buffer to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. The implementation of the capital conservation buffer began on January 1 2016 at the 0.625% level and will be phased in over a three year period (increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. As of June 30, 2017, the Bank’s capital conservation buffer stood at 1.25%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

As a result of entering into the Consent Order that requires the Bank to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “less than adequately capitalized” at June 30, 2017 and "adequately capitalized" at December 31, 2016. As long as the Bank is subject to the Consent Order, the Bank cannot be considered “well capitalized”. Lack of compliance with the Consent Order capital requirements results in the Bank being "less than adequately capitalized". As a result of the Bank being "less than adequately capitalized" at June 30, 2017, the Bank is precluded from paying dividends and from accepting brokered deposits.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

Actual capital levels and minimum required levels for the Bank were as indicated in the table below:

			Minimum Required for Capital		Minimum Required
	Actual		Adequacy Purposes		By the Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total capital (to risk-weighted assets)	$7,659	12.1%	$5,100	8.0%	$7,651	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	6,862	10.8	2,869	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	6,862	10.8	3,825	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	6,862	7.5	3,641	4.0	7,282	8.0
December 31, 2016
Total capital (to risk-weighted assets)	$8,160	14.5%	$4,493	8.0%	$6,739	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	7,456	13.3	2,527	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	7,456	13.3	3,369	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	7,456	9.3	3,224	4.0	6,447	8.0

Note 9 – Employee Benefits

On May 25, 2016, stockholders of the Company approved the Ben Franklin Financial, Inc. 2016 Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 54,666 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 15,619 shares may be issued as restricted stock awards. No more than 39,047 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On January 24, 2017 the Company granted restricted stock awards for 15,619 common shares and stock options for 39,047 common shares under the Plan, all of which vest over a three year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $10.70 per share, which was the closing price of the stock on the grant date. No options were vested, exercised or forfeited as of June 30, 2017.  The options have an intrinsic value of $1.05 as of June 30, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

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

Stock option expense was $10 and $17 during the three and six months ended June 30, 2017. As of June 30, 2017, there was $99 of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

The fair value of the restricted stock awards was $10.70 per share, which was the closing price of the stock on the January 27, 2017 grant date. None of the restricted stock awards were vested or forfeited as of June 30, 2017. Restricted stock award expense was $14 and $24 during the three and six months ended June 30, 2017. As of June 30, 2017, there was $143 of unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

The value of stock options and restricted stock awards as of the grant date are expensed over the three year vesting period.  Forfeitures of stock options and restricted stock awards are expected to be insignificant.

Note 10 - Subsequent Events

As of July 31, 2017, the Bank’s risk-based capital ratio was less than the 12% required under the Consent Order, see Note 2 for further discussion.

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

Consent Order

On November 25, 2015 the Bank entered into a revised Consent Order (the “New Order”) with the Office of the Comptroller of the Currency (“OCC”). Concurrent with the execution of the New Order, the Bank’s prior Consent Order (the “Old Order”) entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order is comprised of two substantive articles as opposed to 12 substantive articles under the Old Order. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Order. The New Order requires the Bank to revise its current Capital and Strategic Plan (the "Strategic Plan") to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its Strategic Plan to identify parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements. At June 30, 2017 the Bank's Tier 1 leverage ratio was less than the 8% requirement under the Consent Order and the Bank's total risk-based capital ratio was in compliance with the 12% requirement, therefore at June 30, 2017, the Bank was not in compliance with the capital requirements of the Consent Order. At July 31, 2017, the Bank's minimum risk-based capital ratio fell below the 12% required by the Consent Order. At December 31, 2016 the Bank was in compliance with the required minimum ratios. To comply with the capital levels of the Consent Order, and to execute on our business plan which includes significant growth, we will need to raise additional capital. Such capital may not be available at terms that will allow us to execute on our business plan and become profitable, or may not be available at all. If we are not able to raise the additional capital required to comply with the Consent Order and to execute on our business plan, we will explore other options.

To comply with the capital levels of the New Order and execute on our business plan which contemplates significant growth, we will need to raise additional capital, which may not be available at terms that are acceptable if at all.  In addition, under the New Order the Bank is required to receive regulatory non-objection to a revised Strategic Plan that, among other things, identifies parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the capital requirements under the New Order. On January 30, 2017, the Bank submitted to the OCC a revised Strategic Plan.  By letter dated March 2, 2017, the OCC informed the Bank that it would not grant its non-objection to the Strategic Plan as submitted by the Bank. On July 31, 2017, the Bank submitted to the OCC a second revised Strategic Capital Plan.  If the Bank is unable to meet the capital requirements and other requirements of the New Order, the OCC may institute other corrective measures and has enforcement powers to impose additional restrictions on the Bank’s operations, including seizure.  Only the OCC has the authority to determine whether or not the provisions of the New Order have been met.

General

The Bank is a federally chartered savings bank headquartered in Arlington Heights, Illinois. The Bank was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. Both of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, home equity lines-of-credit, commercial real estate loans, multi-family real estate loans, commercial business loans, construction and land loans, automobile, and other loans. We also invest in mortgage-backed and other securities. Our revenues are derived principally from the interest on loans and securities, fees for loan origination services, loan fees, and fees levied on deposit accounts. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and borrowing from the Federal Home Loan Bank.

Our strategic plan to increase income includes growing our loan portfolio through a combination of our internal origination efforts and participations in loans with other financial institutions. We believe we must continue to increase our level of higher interest earning assets to become profitable. During the fourth quarter of 2016 and continuing through the second quarter of 2017, we have been able to generate loan growth needed to increase our interest income, however, we continue to incur costs associated with resolving some of our current problem assets and costs associated with being a public company. The board of directors realizes that it will take a significant amount of time for us to accomplish our growth objective and that meeting the capital requirements of the New Order requires that alternate strategies need to be explored including the need for additional capital which may not be available at a cost consistent with the successful implementation of our strategic plan, or at all.  If we cannot raise additional capital, we may explore other options, including the merger or sale of the Company.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Assets. Total assets at June 30, 2017 were $90.7 million compared to $85.3 million at December 31, 2016, an increase of $5.4 million, or 6.4%. This increase was primarily due to the $11.0 million increase in our loan portfolio balance and the $394,000 increase in the balance of our repossessed assets, partially offset by a $2.1 million decrease in our securities available for sale, a $3.1 million decrease in our cash and cash equivalents and certificates of deposits in other financial institutions, and a $733,000 decrease in our Federal Home Loan Bank stock.

The increase in our loan portfolio balance during the first six months of 2017 was due to the $5.2 million increase in our one- to four family residential loan portfolio, the $3.7 million increase in our commercial real estate loan portfolio, the $952,000 increase in our multi-family loan portfolio, the $942,000 increase in our construction loan portfolio, and the $778,000 increase in our home equity line-of-credit portfolio, partially offset by the $358,000 decrease in our automobile portfolio. The increase in our one- to four family residential loan portfolio included the purchase of $3.5 million pool of such loans from another financial institution.  The decrease in our automobile portfolio was the result of the repurchase of the outstanding balance of our indirect automobile portfolio, at par, by the financial institution servicing the portfolio.  The increase in loan origination activity is primarily the result of the staffing changes that were implemented in the lending area during 2016.

At June 30, 2017 our allowance for loan losses was $989,000, or 1.33% of total loans, compared to $904,000, or 1.43% of total loans, at December 31, 2016. Our allowance reflects the $110,000 provision primarily due to the increase in the balance of our loan portfolio and the $25,000 of net charge-offs. Our allowance for loan losses to total loans decreased to 1.33% at June 30, 2017, primarily due to the improved credit quality of our loan portfolio as reflected in our declining loan charge-offs over the past several years.  Our loans classified as substandard or doubtful, which also represents our non-accrual loans, were $595,000  or 0.80% of total loans at June 30, 2017 compared to $1.9 million or 2.93% of total loans at December 31, 2016.  The decrease was primarily due to the transfer of a residential loan and a multi-family loan with a total book value of $965,000 to other real estate owned and the payoff of a home equity line-of-credit loan totaling $241,000.  Our loans classified as trouble debt restructurings (TDRs) totaled $1.3 million at June 30, 2017 of which $1.2 million were accruing, compared to $1.6 million at December 31, 2016 of which $1.2 million were accruing.

Our Federal Home Loan Bank stock decreased $733,000 or 79.6% to $188,000 due to the net redemption of stock exceeding the required levels.  Our securities portfolio decreased $2.1 million primarily due to the sale of two government sponsored entity notes.  Our cash and cash equivalents decrease $887,000 to $7.3 million at June 30, 2017. Our certificates of deposit with other financial institutions decreased due to the maturity of $2.2 million of such certificates of deposit. The funds from these decreases were primarily used to fund our loan portfolio growth.

Our repossessed assets increased $394,000 to $802,000 at June 30, 2017 due to the foreclosure of two loans totaling $965,000 and the sale of two properties totaling $571,000. The balance of our repossessed properties include a residential property with a book value of $715,000 and land with a value of $87,000.

Liabilities. Our total liabilities increased $6.0 million or 7.8% to $83.2 million at June 30, 2017. Our deposits increased by $6.0 million or 8.0% to $80.0 million at June 30, 2017 compared to $74.0 million at December 31, 2016, primarily due to the $6.9 million or 19.4% increase in our certificate of deposit accounts. The increase in our certificate of deposit accounts was primarily due to a promotion of a high yielding certificate account.  The funds from the increase in deposits were primarily used to fund our loan portfolio growth.

Stockholders’ Equity. Total stockholders’ equity at June 30, 2017 was $7.5 million, a decrease of $608,000 or 7.5% from December 31, 2016. The decrease resulted primarily from our net loss of $650,000 for the six months ended June 30, 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. For the three months ended June 30, 2017 our net loss was $257,000 compared to a net loss of $347,000 for the three months ended June 30, 2016. The decrease in our net loss was primarily due to the increases in our net interest income partially offset by increases in our non-interest expense and our provision for loan losses.

Interest Income. Interest income was $918,000 for the three months ended June 30, 2017, an increase of $237,000, or 34.8%, compared to the prior year period. Interest income from loans increased $242,000 or 38.7% primarily due to the $15.4 million increase in the average balance of our loan portfolio to $71.4 million at June 30, 2017 compared to the prior period. The increase in the average balance was primarily due to the $6.2 million increase in our residential loan portfolio, the $7.0 million increase in our multi-family and commercial real estate loan portfolio, the $1.7 million increase in our home equity line-of-credit portfolio, and the $1.2 million increase in our construction loan portfolio.  The yield of our loan portfolio was 4.87% for the three months ended June 30, 2017 compared to 4.47% for the prior year period.  Interest income for the three months ended June 30, 2016 was negatively impacted by a $73,000 charge related to a change in processing for certain loan payments.

Interest income from securities decreased $5,000 or 14.7% to $29,000 for the three months ended June 30, 2017. The average balance of our securities decreased $1.6 million primarily due to the sale of $2.0 million of government entity notes during the second quarter of 2017.

Interest Expense. Interest expense for the three months ended June 30, 2017 was $119,000, an increase of $43,000 or 56.6% from the prior year period due to the increase in interest expense on deposits. The average cost of deposits increased to 0.59% for the three months ended June 30, 2017 compared to 0.45% for the prior year period as the average cost of our certificate of deposit accounts increased to 0.98% for the three months ended June 30, 2017 compared to 0.79% for the prior year period. The average balance of our certificate of deposit accounts increased $8.5 million to $41.2 million and the average balance of our savings accounts increased $1.5 million for the three months ended June 30, 2017.  These increases were partially offset by the $1.4 million decrease in the average balance of our money market accounts. We have competitively priced the certificate of deposit accounts that we offer to help fund our loan growth. Interest expense on Federal Home Loan Bank advances increased $9,000 due to the addition of a $2.0 million advance at the end of 2016.

Net Interest Income. Net interest income for the three months ended June 30, 2017 was $799,000 compared to $605,000 for the three months ended June 30, 2016. For the three months ended June 30, 2017, the average yield on interest-earning assets was 4.19% and the average cost of interest-bearing liabilities was 0.63% compared to 3.44% and 0.45%, respectively, for the three months ended June 30, 2016 which included the $73,000 charge related to the processing of certain loan payments. These changes resulted in a net interest rate spread and net interest margin of 3.56% and 3.65% respectively for the three months ended June 30, 2017 compared to a net interest rate spread of 2.99% and net interest margin of 3.06% for the prior year period.  The increase in our net interest rate spread and net interest margin is primarily due to the increase in the average balance of our higher yielding interest earning assets.

Provision for Loan Losses.  Our provision for loan losses was $48,000 for the three months ended June 30, 2017 compared to a credit provision for loan losses of $33,000 for the three months ended June 30, 2016. The provision for the three months ended June 30, 2017 was primarily due to the increase in our loan portfolio balance.  The credit for the prior year period was the result of decrease in specific reserve for one of our multi-family impaired loans due to an increase in market value, and a decrease in our historical loss ratios. At June 30, 2017, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the three months ended June 30, 2017, non-interest income was $30,000 compared to $32,000 for the three months ended June 30, 2016.  Non-interest income for the three months ended June 30, 2017 included the $6,000 loss on the sale of securities and the $3,000 gain on the sale of two repossessed assets. Income from repossessed assets increased $9,000, partially offset by the $4,000 decrease in fees for originating loans for other financial institutions due to lower origination volume.

Non-interest Expense. For the three months ended June 30, 2017, our non-interest expense increased $54,000 or 5.3% compared to the prior year period. Our compensation and employee benefit costs increased $101,000 or 24.5% primarily due to staffing changes and the cost associated with grants from our equity incentive plan at the beginning of 2017. Occupancy costs increased $24,000 primarily due to the higher depreciation expense for the leasehold improvements for our branch office completed in June of 2016. Professional fees decreased $23,000 primarily due to the $11,000 decrease in consulting fees and the $10,000 decrease in our legal fees. Our other costs decreased $55,000 primarily due to a one-time $40,000 operational loss in 2016.

 Income Tax. We recorded immaterial amounts for income taxes for the three months ended June 30, 2017 and 2016.  Effective July 1, 2017, the Illinois corporate income tax rate will increase from 7.75% to 9.50% or 32%.  The increase in rate will result in a $137,000 increase the balance of deferred taxes, and a corresponding increase in our valuation allowance beginning in the third quarter of 2017. Currently our net deferred tax asset has a full valuation allowance.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. For the six months ended June 30, 2017 our net loss was $650,000 compared to a net loss of $610,000 for the six months ended June 30, 2016. The increase in our net loss was primarily due to the increases in our non-interest expense and the increase in our provision for loan losses, partially offset by the increase in our net interest income.

Interest Income. Interest income was $1.8 million for the six months ended June 30, 2017, an increase of $314,000, or 21.6%, compared to the prior year period. Interest income from our loan portfolio increased $324,000 or 24.2%. The average balance of our loan portfolio increased $12.5 million for the six months ended June 30, 2017 compared to the prior year period primarily due to the $6.1 million increase in our multi-family and commercial real estate loan portfolio, the $4.8 million increase in our one- to four-family residential loan portfolio, the $1.4 million increase in our home equity line-of-credit loan portfolio and the $861,000 increase in the balance of our construction loan portfolio. These balance increases were partially offset by the $480,000 decrease in the average balance of our consumer loans. The consumer loan decrease was primarily due to the repurchase of the remaining balance of our indirect automobile portfolio at par by the original seller.  The $3.4 million increase in our one- to four-family residential loans was primarily due to the purchase of a $3.5 million pool of such loans from another financial institution. The yield on our loan portfolio was 4.86% for the six months ended June 30, 2017 compared to 4.78% the prior year period.

Interest income from securities decreased $10,000 or 13.9% to $62,000 for the six months ended June 30, 2017 primarily due to the $1.7 million decrease in the average balance of our securities portfolio to $8.2 million primarily due to the sale of $2.0 million of government entity securities. The average yield for our securities portfolio was 1.52% for the six months ended June 30, 2017 compared to 1.45% for the prior year period. Interest income from other interest earning assets was $43,000 for the six months ended June 30, 2017, unchanged from the prior year period. The average balance of our other interest earning assets decreased $4.7 million primarily to fund the increase in our loan portfolio.  The yield on our other interest earning assets increased to 0.93% for the six months ended June 30, 2017 compared to 0.62% primarily due to the increase in market rates as the Federal Open Market Committee raised short term interest rates 75 basis point since December of 2016.  The average balance of our certificates of deposits with other financial institutions was $3.1 million for the six months ended June 30, 2017 compared to $4.6 million in the comparable period of 2016.

Interest Expense. Interest expense for the six months ended June 30, 2017 was $223,000, an increase of $66,000 or 42.0% from the prior year.  Interest expense on deposits increased $48,000 as the average balance of our interest bearing deposits increased $5.9 million. The average balance of our certificate of deposit accounts increased $6.2 million to $39.7 million and the average balance of our savings accounts increased $1.5 million.  These increases were offset by the $1.5 million decrease in the average balance of our money market accounts.  Interest expense on Federal Home Loan Bank advances increased $18,000 due to the addition of the $2.0 million advance at the end of 2016.

Net Interest Income. Net interest income for the six months ended June 30, 2017 was $1.5 million compared to $1.3 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, the average yield on interest-earning assets was 4.12% and the average cost of interest-bearing liabilities was 0.60% compared to 3.64% and 0.47%, respectively, for the six months ended June 30, 2016. These changes resulted in a net interest rate spread and net interest margin of 3.52% and 3.60%, respectively, for the six months ended June 30, 2017, compared to a net interest rate spread of 3.17% and net interest margin of 3.25% for the prior year period. The increase in our net interest rate spread and net interest margin is primarily due to the increase in the average balance of our higher yielding interest earning assets.

Provision for Loan Losses. Our provision for loan losses was $110,000 for the six months ended June 30, 2017 compared to a credit provision for loan losses of $33,000 for the six months ended June 30, 2016. The provision for the six months ended June 30, 2017was primarily due to the increase in the balance of our loan portfolio.  At June 30, 2017, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the six months ended June 30, 2017, non-interest income was $58,000 compared to $61,000 for the six months ended June 30, 2016. Non-interest income included the $6,000 loss on the sale of securities and the $3,000 gain on the sale of two repossessed assets. Income from repossessed assets increased $12,000, partially offset by the $6,000 decrease in fees for originating loans for other financial institutions decreased for the six months ended June 30, 2017 compared to the prior year period.

Non-interest Expense. For the six months ended June 30, 2017, our non-interest expense increased $160,000 or 7.9% compared to the prior year period. Our compensation and employee benefit costs increased $146,000 or 16.9% primarily due to $41,000 for the costs of our equity incentive awards and $90,000 related to staffing and salary changes. Occupancy costs increased $52,000 primarily due to the $50,000 increase in depreciation for leasehold improvements for our branch office completed in June of 2016. These increases were partially offset by the $27,000 decrease in professional fees and the $19,000 decrease in FDIC insurance premiums

Income Tax. We recorded immaterial amounts for income taxes for the six months ended June 30, 2017 and 2016.  Effective July 1, 2017, the Illinois corporate income tax rate will increase from 7.75% to 9.50% or 32%,  The increase in rate will result in a $137,000  increase the balance of deferred taxes, and a corresponding increase in our valuation allowance beginning in the third quarter of 2017. Currently our net deferred tax asset has a full valuation allowance.

Non-Performing Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$—	$726
Multi-family	—	—
Commercial	542	542
Construction	—	—
Land	—	—
Home equity lines of credit	—	241
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total non-accrual loans	542	1,509
Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total loans 90 days or more past due and still accruing	—	—
Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	53	61
Multi-family	—	284
Commercial	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total non-accruing troubled debt restructured loans	53	345
Total non-performing loans	595	1,854
Repossessed Assets:
Real estate loans:
One- to four-family residential	715	—
Multi-family	—	—
Commercial	—	321
Construction	—	—
Land	87	87
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total foreclosed assets	802	408
Total non-performing assets	$1,397	$2,262
Total accruing troubled debt restructured loans	$1,210	$1,231
Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	0.80%	2.93%
Non-performing assets to total assets	1.54%	2.65%
Non-performing assets and accruing troubled debt restructurings to total assets	2.87%	4.10%

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

	Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$71,400	$867	4.87%	$56,002	$625	4.47%
Securities (1)	7,606	29	1.52	9,182	34	1.45
Other interest-earning assets (2)	8,749	22	1.02	14,029	22	0.61
Total interest-earning assets	87,755	$918	4.19	79,213	$681	3.44
Non-interest-earning assets	3,263			2,381
Total assets	$91,018			$81,594
Liabilities and stockholders’ equity:
Savings deposits	$13,130	$4	0.15	$11,635	$5	0.15
Demand deposits	9,299	2	0.06	9,735	2	0.05
Money market deposits	11,174	4	0.15	12,532	4	0.14
Certificates of deposit	41,205	100	0.98	32,673	65	0.79
Total interest-bearing deposits	74,808	110	0.59	66,575	76	0.45
Federal Home Loan Bank advances	2,000	9	1.80	—	—	—
Total interest-bearing liabilities	76,808	119	0.63	66,575	76	0.45
Non-interest-bearing deposits	5,437			4,760
Other liabilities	947			1,026
Total liabilities	83,192			72,361
Stockholders’ equity	—			9,233
Total liabilities and stockholders’ equity	$83,192			$81,594
Net interest income		$799			$605
Net interest rate spread			3.56%			2.99%
Net interest-earning assets	$10,947			$12,638
Net interest margin			3.65%			3.06%
Average of interest-earning assets to interest-bearing Liabilities			114.25%			118.98%

(1)	Securities include Federal Home Loan Bank stock with average balances of $188,000 and $921,000 for the three months ended June 30, 2017 and 2016, respectively.
(2)	Other interest earning assets include certificates of deposit in other financial institutions and cash equivalents.

	Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$68,786	$1,665	4.86%	$56,240	$1,341	4.78%
Securities (1)	8,167	62	1.52	9,906	72	1.45
Other interest-earning assets (2)	9,399	43	0.93	14,053	43	0.62
Total interest-earning assets	86,352	$1,770	4.12	80,199	$1,456	3.64
Non-interest-earning assets	3,007			2,258
Total assets	$89,359			$82,457
Liabilities and stockholders’ equity:
Savings deposits	$12,859	$9	0.15	$11,312	$9	0.15
Demand deposits	9,317	3	0.06	9,602	3	0.06
Money market deposits	11,370	8	0.15	12,907	9	0.15
Certificates of deposit	39,748	185	0.94	33,556	136	0.81
Total interest-bearing deposits	73,294	205	0.57	67,377	157	0.47
Federal Home Loan Bank advances	2,000	18	1.80	—	—	—
Total interest-bearing liabilities	75,294	223	0.60	67,377	157	0.47
Non-interest-bearing deposits	5,164			4,683
Other liabilities	912			1,034
Total liabilities	81,370			73,094
Stockholders’ equity	7,989			9,363
Total liabilities and stockholders’ equity	$89,359			$82,457
Net interest income		$1,547			$1,299
Net interest rate spread			3.52%			3.17%
Net interest-earning assets	$11,058			$12,822
Net interest margin			3.60%			3.25%
Average of interest-earning assets to interest-bearing Liabilities			114.69%			119.03%

(1)	Securities include Federal Home Loan Bank stock with average balances of $283,000 and $921,000 for the six months ended June 30, 2017 and 2016, respectively.
(2)	Other interest earning assets include certificates of deposit in other financial institutions and cash equivalents.

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

	Three Months Ended June 30, 2017 vs. 2016			Six Months Ended June 30, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$185	$57	$242	$270	$54	$324
Securities	(6)	1	(5)	(10)	—	(10)
Other interest-earning assets	(10)	10	—	(9)	9	—
Total interest-earning assets	169	68	237	251	63	314
Interest-bearing liabilities:
Savings deposits	(1)	—	(1)	—	—	—
Demand accounts	—	—	—	—	—	—
Money market accounts	—	—	—	(1)	—	(1)
Certificates of deposit	12	23	35	26	23	49
Total deposits	11	23	34	25	23	48
Federal Home Loan Bank advances	9	—	9	18	—	18
Total interest-bearing liabilities	20	23	43	43	23	66
Change in net interest income	$149	$45	$194	$208	$40	$248

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

PART II—Other Information
Item 1. Legal Proceedings

At June 30, 2017 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

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

The implementation of our business strategy, which includes significant growth of our loan portfolio, and the requirements of our New Order with the OCC, requires that we raise additional capital.  Such capital may not be available on term that are consistent with the successful execution of our business strategy, which could cause our business strategy to fail.

Under the New Order, the Bank is required to maintain a minimum Tier 1 leverage capital ratio of 8.0% and a minimum total risk-based capital ratio of 12.0%.  As of June 30, 2017, our Tier 1 leverage ratio and total risk-based capital ratios were 7.5% and 12.1%, respectively. However, as of July 31, 2017, our total risk-based capital ratio was also below that required by the Order. In addition, our business strategy contemplates significant growth of our loan portfolio.  To implement our business strategy and comply with the New Order, we will need to raise additional capital.  Our ability to raise capital to meet our minimum capital requirements and to implement our strategic plan will depend on conditions in the capital market at that time, which are outside of our control, and on our financial performance.  If we raise additional capital, we may do so on terms that are dilutive (including dilutive on a book value per share and earning per share basis) to our other stockholders.  If we cannot raise additional capital when needed on terms that are consistent with the successful implementation of our business strategy, it would affect our operations and could cause our business strategy to be unsuccessful.

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

If we are not able to raise additional capital required to execute our business plan and comply with the capital requirements under the New Order, or if we are unable to comply with the New Oder for any other reasons, we will need to explore other strategic options, including the merger or sale of the Company.

If we are not able to raise additional capital required to execute our business plan or to comply with our capital requirements or we fail to comply with the New Order for any other reason, we will need to explore other strategic options. These options would include the possible merger or sale of the Company.  However, applicable banking regulations prohibit any persons from acquiring any more than 10% of any class of the Company's equity securities, including its common stock prior to January 22, 2018, the third anniversary of the Bank's second-step conversion.

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

(a) Exhibits

31.1 Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2 Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1 Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (v) the notes to the Consolidated Financial Statements

101.INS   XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL Taxonomy Extension Schema Document

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

BEN FRANKLIN FINANCIAL, INC. (Registrant)

Date: August 14, 2017	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer

Date: August 14, 2017	/s/ Glen A. Miller
Glen A. Miller
Senior Vice President and Chief Financial Officer

