Form 10-Q
period 2017-09-30
Ben Franklin Financial, Inc.
filed 2017-11-13
CIK 1618798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

Number of outstanding shares of common stock as of November 13, 2017: 710,038

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$1,327	$2,903
Interest-earning deposit accounts and federal funds sold	14,424	5,329
Cash and cash equivalents	15,751	8,232
Certificates of deposit in other financial institutions	735	3,675
Securities available for sale at fair value	5,766	8,240
Loans receivable, net (allowance for loan losses:
$1,011 at September 30, 2017—$904 at December 31, 2016)	76,272	62,348
Federal Home Loan Bank stock	188	921
Premises and equipment, net	1,059	1,181
Repossessed assets, net	714	408
Accrued interest receivable	231	176
Other assets	107	84
Total assets	$100,823	$85,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest-bearing	$5,309	$4,852
Interest-bearing	83,367	69,179
Total deposits	88,676	74,031
Federal Home Loan Bank advances	4,000	2,000
Advances from borrowers for taxes and insurance	331	557
Other liabilities	334	435
Common stock in ESOP subject to contingent purchase obligation	186	169
Total liabilities	93,527	77,192
Stockholders’ equity
Preferred stock, No par value; 1,000,000 authorized shares; No shares issued and outstanding	—	—
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding shares 710,038 at September 30, 2017 and 694,419 at December 31, 2016	7	7
Additional paid-in-capital	10,304	10,260
Retained deficit	(2,303)	(1,437)
Unearned Employee Stock Ownership Plan (ESOP) shares	(451)	(500)
Accumulated other comprehensive loss	(75)	(88)
Reclassification of ESOP shares	(186)	(169)
Total equity	7,296	8,073
Total liabilities and stockholders’ equity	$100,823	$85,265

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Loans	$924	$705	$2,589	$2,046
Securities	23	30	85	102
Federal funds sold and interest earning deposit accounts	34	21	77	64
	981	756	2,751	2,212
Interest expense
Deposits	142	81	347	238
Federal Home Loan Bank advances	16	—	34	—
	158	81	381	238
Net interest income	823	675	2,370	1,974
Provision (credit) for loan losses	18	(95)	128	(128)
Net interest income after provision (credit) for loan losses	805	770	2,242	2,102
Non-interest income
Service fee income	14	17	46	54
Gain on sale of securities available for sale	6	—	—	—
Loss on sale of repossessed assets	(20)	—	(17)	—
Other	19	8	48	32
	19	25	77	86
Non-interest expense
Compensation and employee benefits	506	422	1,518	1,288
Occupancy and equipment	170	179	529	486
Data processing services	72	78	221	237
Professional fees	148	133	405	417
FDIC insurance premiums	37	43	105	130
Repossessed asset expenses, net	9	79	66	117
Other	98	138	384	425
	1,040	1,072	3,228	3,100
Loss before income taxes	(216)	(277)	(909)	(912)
Income tax benefit	—	3	(43)	(22)
Net loss	$(216)	$(280)	$(866)	$(890)
Loss per common share basic and diluted	(0.32)	(0.42)	(1.28)	(1.35)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(216)	$(280)	$(866)	$(890)
Other comprehensive income
Unrealized holding gains arising during the period	(5)	(8)	57	57
Reclassification adjustment for losses (gains) included in net income	(6)	—	—	—
Tax effect	1	3	(44)	(22)
Other comprehensive income	(10)	(5)	13	35
Comprehensive loss	$(226)	$(285)	$(853)	$(855)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2017 and 2016 – (Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Deficit	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total
Balance at January 1, 2017	$7	$10,260	$(1,437)	$(500)	$(88)	$(169)	$8,073
Net loss	—	—	(866)	—	—	—	(866)
Other comprehensive income	—	—	—	—	13	—	13
Earned ESOP shares and other stock based compensation 15,619 shares issued	—	44	—	49	—	—	93
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(17)	(17)
Balance at September 30, 2017	$7	$10,304	$(2,303)	$(451)	$(75)	$(186)	$7,296

Balance at January 1, 2016	$7	$10,308	$(177)	$(563)	$(21)	$(155)	$9,399
Net loss	—	—	(890)	—	—	—	(890)
Other comprehensive income	—	—	—	—	35	—	35
Earned ESOP shares and other stock based compensation	—	(20)	—	47	—	—	27
Purchase of stock 1,920 shares)	—	(21)	—	—	—	—	(21)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(24)	(24)
Balance at September 30, 2016	$7	$10,267	$(1,067)	$(516)	$14	$(179)	$8,526

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(866)	$(890)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	139	88
ESOP and other stock based compensation, net	93	27
Provision for loan losses	128	(128)
Amortization of premiums	6	—
Write-down of repossessed assets	—	68
Loss on sale of repossessed assets	17	—
Changes in:
Deferred loan costs	(21)	14
Accrued interest receivable	(55)	(1)
Other assets	(66)	(45)
Other liabilities	(101)	(21)
Net cash from operating activities	(726)	(888)
Cash flows from investing activities
Principal repayments on mortgage-backed securities	196	79
Calls and maturities of securities available for sale	—	8,000
Maturities of certificates of deposit in other financial institutions	2,940	3,655
Proceeds from the sale of securities available for sale	2,328	—
Purchase of loans for investment	(3,509)	—
Purchase of securities available for sale	—	(5,039)
Purchase of certificates of deposit in other financial institutions	—	(2,940)
Net (increase) decrease in loans	(11,487)	1,785
Net change in Federal Home Loan Bank stock	733	—
Sale of repossessed assets	642	—
Expenditures for premises and equipment	(17)	(820)
Net cash from investing activities	(8,174)	4,720
Cash flows from financing activities
Net increase (decrease) in deposits	14,645	(3,021)
Proceeds from Federal Home Loan Bank advances	2,000	—
Repurchase of ESOP shares subject to contingent repurchase obligation	—	(21)
Net change in advances from borrowers for taxes and insurance	(226)	(297)
Net cash from financing activities	16,419	(3,339)
Net change in cash and cash equivalents	7,519	493
Cash and cash equivalents at beginning of period	8,232	9,265
Cash and cash equivalents at end of period	$15,751	$9,758
Supplemental disclosures
Interest paid	$371	$237
Transfers from loans to repossessed assets	965	293

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Note 1 – Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Ben Franklin Financial, Inc. (the “Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Annual Report for the year ended December 31, 2016. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

Note 2 – Recurring Losses and Regulatory Matters

The Company has incurred losses since 2008 resulting from a combination of: declining net interest income, as our loan portfolio decreased from $109.8 million at December 31, 2008 to $62.3 million at December 31, 2016; increased provisions for loan losses between 2009 and 2012; and increasing non-interest expense related to professional fees and repossessed asset write-downs and costs. The Company recently incurred net losses of $866 for the nine months ended September 30, 2017 and $1,260 during the year ended December 31, 2016.  Our interest income for the nine months ended September 30, 2017 has increased with the increase in the balance of our loan portfolio, however, this growth has also resulted in an increase to our provision for loan losses.  Our non-interest expense has also increased for compensation and occupancy cost and includes costs for problem asset resolution at the beginning of the year. The loss for 2016 was largely a result of our net interest income reflecting the low balance of our loan portfolio, increasing professional fees for problem asset resolution and additional costs associated with operating as a public company. Non-interest expense for 2016 was also impacted by an operational loss not reimbursable from our insurance.

The Bank’s total capital to risk-based capital ratio and Tier 1 leverage capital to average assets ratio have continued to decline and were 11.3% and 7.0% respectively, at September 30, 2017. Under the Consent Order with the Office of the Comptroller of the Currency (the "OCC"), we are required to maintain a leverage capital ratio of 8% and a total risk-based capital ratio of 12%. At September 30, 2017, the Bank was not in compliance with the Consent Order, and at that date we were considered less than adequately capitalized.  See Note 9 of these Notes to Consolidated Financial Statements. To comply with the capital levels of the Consent Order and to execute on our business plan that contemplates significant growth, we will need to raise additional capital. Such capital may not be available on terms that will allow us to execute on our business plan and become profitable, or may not be available at all. If we are not able to raise the additional capital required to comply with the Consent Order and to execute on our business plan, we will explore other strategic options, including the merger or sale of the Company. The Company engaged an investment banking firm to assist the Board of Directors in evaluating the strategic options, which include the sale of stock, issuance of debt or sale of the Company.  The investment banking firm will be compensated based on the specific action plan ultimately executed by the Company.  A member of the Company's Board of Directors is a partner in the investment banking firm.

At September 30, 2017, certificates of deposit scheduled to mature in one year or less from September 30, 2017 totaled $21.7 million, of which $12.9 million is at an interest rate that is 75 basis points above the national deposit rate published by the FDIC (the “Threshold”). In the past, we have been able to retain a significant portion of maturing deposits and meet current loan commitments. However, because we are subject to the Consent Order, we must obtain the prior written approval of the FDIC in order to renew or rollover existing deposits that exceed the Threshold, as well as to accept new deposits at interest rates that are above the Threshold.  The Bank is requesting approval from the FDIC to renew and rollover maturing deposits that are above the Threshold and to accept new deposits at market interest rates that are above the Threshold.  If we are not able to receive the requested approvals from the FDIC, our deposit balances will decrease and the Bank would experience a material decrease in its liquidity position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Under the Consent Order, the Bank is required to receive non-objection to a revised Capital and Strategic Plan (the "Strategic Plan"). On January 30, 2017, the Bank submitted to the OCC a revised Strategic Plan.  By letter dated March 2, 2017, the OCC informed the Bank that it would not grant its non-objection to the Strategic Plan as submitted by the Bank.  On August 31, 2017, the Bank submitted a revised Strategic Plan to the OCC to which the OCC has not yet responded.  If the Bank is not able to comply with the requirements of the Consent Order regarding the Strategic Plan or the Bank's capital levels, the OCC may institute other corrective measures and has enforcement power to impose other restrictions on the Bank's operations, including seizure.  Only the OCC has authority to determine whether or not the provisions of the Consent Order have been met.

Note 3 – New Accounting Standards

In May 2014, the FASB released ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09.  Management has concluded that the ASU will not materially impact the Company’s consolidated financial statements as the Company does not have contract features or income recognition within the scope of the ASU.

In June 2016 the FASB issued accounting standards update 2016-13, Measurement of Credit Losses on Financial Instruments. The main objective of this update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this update replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities classified as held to maturity, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The provisions of this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is identifying the loan data needed for adoption of this update; however, Management has not yet determined the impacts of this update on the Company’s financial position or results of operations.

Note 4 – Securities Available for Sale

The amortized cost and fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
U.S. government-sponsored entities	$5,000	$—	$(70)	$4,930
Residential mortgage-backed	854	—	(18)	836
Total	$5,854	$—	$(88)	$5,766
December 31, 2016
U.S. government-sponsored entities	$7,000	$—	$(127)	$6,873
Residential mortgage-backed	1,385	20	(38)	1,367
Total	$8,385	$20	$(165)	$8,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

We sold $2.3 million of securities available for sale during the nine months ended September 30, 2017 resulting in $0 net gains and losses. There were no sales of securities available for sale for the nine months ended 2016. There were no securities pledged to secure borrowings of the Company as of September 30, 2017 and at December 31, 2016.

The amortized cost and fair value of available-for-sale securities are shown by contractual maturity as of September 30, 2017. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2017
	Amortized	Fair
	Cost	Value
U.S. government-sponsored entities
Within one year	$—	$—
One to five years	5,000	4,930
Five to ten years	—	—
Residential mortgage-backed	854	836
Total	$5,854	$5,766

Anticipated maturities on mortgage-backed securities are not readily determinable as borrowers have the right to prepay their obligation with or without penalties.

The following table summarizes securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2017
U.S. government sponsored entities	$—	$—	$4,930	$(70)	$4,930	$(70)
Residential mortgage-backed	—	—	836	(18)	836	(18)
Total	$—	$—	$5,766	$(88)	$5,766	$(88)
2016
U.S. government sponsored entities	$6,873	$(127)	$—	$—	$6,873	$(127)
Residential mortgage-backed	951	(38)	—	—	951	(38)
Total	$7,824	$(165)	$—	$—	$7,824	$(165)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

As of September 30, 2017 and December 31, 2016, all of the Company’s securities available for sale were issued by U.S. government-sponsored entities and agencies, which the government has affirmed its commitment to support.

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

Note 5 – Loans

The following table sets forth the composition of our loan portfolio by segment and class, at the dates indicated.

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
First mortgage loans:
Secured by one- to four family	$35,799	46.29%	$30,347	47.92%
Secured by multi-family	12,002	15.52	10,031	15.84
Secured by commercial real estate	19,549	25.27	15,292	24.14
Secured by land	158	0.20	170	0.27
Secured by construction	1,293	1.67	499	0.79
Total first mortgage loans	68,801	88.95	56,339	88.96
Commercial, consumer and other loans:
Home equity lines-of-credit	7,112	9.20	5,370	8.48
Commercial business loans	1,419	1.83	1,249	1.97
Automobile loans	5	0.01	364	0.57
Other consumer loans	9	0.01	14	0.02
Total commercial, consumer and other loans	8,545	11.05	6,997	11.04
Gross loans	77,346	100.00	63,336	100.00
Premiums and net deferred loan costs	(63)		(84)
Allowance for loan losses	(1,011)		(904)
Total loans, net	$76,272		$62,348

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the activity in the allowance for loan losses by portfolio segment and class for the three and nine months ended September 30, 2017 and 2016.

	First Mortgages					Commercial business, Consumer and Other

	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial business	Automobile	Other Consumer	Total
For the three months ended September 30, 2017
Allowance for loan losses
Beginning balance	$269	$138	$463	$4	$39	$65	$11	$—	$—	$989
Provision (credit) for loan losses	5	11	(14)	—	(6)	13	9	—	—	18
Loans charged-off	—	—	—	—	—	—	—	—	—	—
Recoveries	—	2	—	—	2	—	—	—	—	4
Total ending allowance balance September 30, 2017	$274	$151	$449	$4	$35	$78	$20	$—	$—	$1,011
For the three months ended September 30, 2016
Allowance for loan losses
Beginning balance	$309	$134	$413	$5	$5	$76	$13	$26	$—	$981
Provision (credit) for loan losses	12	42	(128)	—	—	(8)	(1)	(12)	—	(95)
Loans charged-off	(11)	—	—	—	—	—	—	—	—	(11)
Recoveries	—	—	86	—	1	—	—	—	—	87
Total ending allowance balance September 30, 2016	$310	$176	$371	$5	$6	$68	$12	$14	$—	$962

	First Mortgages					Commercial business, Consumer and Other

	One-to-four family	Multi- family	Commercial real estate	Land	Construction	Home equity lines-of- credit	Commercial business	Automobile	Other Consumer	Total
For the nine months ended September 30, 2017
Allowance for loan losses
Beginning balance	$261	$141	$386	$5	$15	$72	$13	$11	$—	$904
Provision (credit) for loan losses	13	35	63	(1)	16	6	7	(11)	—	128
Loans charged-off	—	(31)	—	—	—	—	—	—	—	(31)
Recoveries	—	6	—	—	4	—	—	—	—	10
Total ending allowance balance September 30, 2017	$274	$151	$449	$4	$35	$78	$20	$—	$—	$1,011
For the nine months ended September 30, 2016
Allowance for loan losses
Beginning balance	$326	$157	$385	$5	$—	$70	$12	$36	$—	$991
Provision (credit) for loan losses	(5)	19	(100)	—	(18)	(2)	—	(22)	—	(128)
Loans charged-off	(11)	—	—	—	—	—	—	—	—	(11)
Recoveries	—	—	86	—	24	—	—	—	—	110
Total ending allowance balance September 30, 2016	$310	$176	$371	$5	$6	$68	$12	$14	$—	$962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table represents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and class based on the impaired method at the dates indicated. The recorded investment in loans excludes accrued interest and loan origination fees due to immateriality.

	Loan Balance			Allowance

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total Recorded Investment
September 30, 2017
One-to-four-family	$564	$35,235	$35,799	$20	$254	$274
Multi-family	685	11,317	12,002	—	151	151
Commercial real estate	542	19,007	19,549	—	449	449
Land	—	158	158	—	4	4
Construction	—	1,293	1,293	—	35	35
Home equity lines of credit	—	7,112	7,112	—	78	78
Commercial business	—	1,419	1,419	—	20	20
Automobile	—	5	5	—	—	—
Other consumer	—	9	9	—	—	—
Total	$1,791	$75,555	$77,346	$20	$991	$1,011
December 31, 2016
One-to-four-family	$1,313	$29,034	$30,347	$22	$239	$261
Multi-family	989	9,042	10,031	10	131	141
Commercial real estate	542	14,750	15,292	—	386	386
Land	—	170	170	—	5	5
Construction	—	499	499	—	15	15
Home equity lines of credit	241	5,129	5,370	—	72	72
Commercial business	—	1,249	1,249	—	13	13
Automobile	—	364	364	—	11	11
Other consumer	—	14	14	—	—	—
Total	$3,085	$60,251	$63,336	$32	$872	$904

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following tables present information related to loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2017 and 2016 and as of and for the year ended December 31, 2016

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
September 30, 2017
With no related allowance recorded
One-to-four-family	$186	$50	$—	$217	$—	$—
Multi-family	691	685	—	397	9	9
Commercial real estate	542	542	—	542	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	1,419	1,277	—	1,156	9	9
With an allowance recorded
One-to-four-family	514	514	20	520	16	16
Multi-family	—	—	—	387	18	18
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	514	514	20	907	34	34
Total	$1,933	$1,791	$20	$2,063	$43	$43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
September 30, 2016
With no related allowance recorded
One-to-four-family	$1,202	$782	$—	$1,059	$—	$—
Multi-family	—	—	—	184	23	23
Commercial real estate	542	542	—	121	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	1,744	1,324	—	1,364	23	23
With an allowance recorded
One-to-four-family	530	530	63	535	19	19
Multi-family	1,058	1,058	71	1,065	31	31
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	1,588	1,588	134	1,600	50	50
Total	$3,332	$2,912	$134	$2,964	$73	$73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recorded	Cash Basis Interest Recorded
December 31, 2016
With no related allowance recorded
One-to-four-family	$1,207	$787	$—	$990	$—	$—
Multi-family	346	284	—	479	27	27
Commercial real estate	542	542	—	226	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	241	241	—	20	—	—
Commercial business	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with no related allowance recorded	2,336	1,854	—	1,715	27	27
With an allowance recorded
One-to-four-family	523	526	22	533	27	27
Multi-family	705	705	10	716	37	37
Commercial real estate	—	—	—	—	—	—
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—
Automobile	—	—	—	—	—	—
Other consumer	—	—	—	—	—	—
Total with a related allowance recorded	1,228	1,231	32	1,249	64	64
Total	$3,564	$3,085	$32	$2,964	$91	$91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans at the dates indicated by class of loans.

	30 - 59 Days Past due	60 - 89 Days Past due	Greater than 90 Days Past Due Still on Accrual	Nonaccrual	Loans Not Past Due	Total
September 30, 2017
One-to-four-family	$—	$—	$—	$50	$35,749	$35,799
Multi-family	—	—	—	—	12,002	12,002
Commercial real estate	—	—	—	542	19,007	19,549
Land	—	—	—	—	158	158
Construction	—	—	—	—	1,293	1,293
Home equity line of credit	—	—	—	—	7,112	7,112
Commercial business	—	—	—	—	1,419	1,419
Automobile	—	—	—	—	5	5
Other consumer	—	—	—	—	9	9
Total	$—	$—	$—	$592	$76,754	$77,346
December 31, 2016
One-to-four-family	$—	$—	$—	$787	$29,560	$30,347
Multi-family	—	—	—	284	9,747	10,031
Commercial real estate	—	—	—	542	14,750	15,292
Land	—	—	—	—	170	170
Construction	—	—	—	—	499	499
Home equity line of credit	—	—	—	241	5,129	5,370
Commercial business	—	—	—	—	1,249	1,249
Automobile	—	—	—	—	364	364
Other consumer	—	—	—	—	14	14
Total	$—	$—	$—	$1,854	$61,482	$63,336

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

	Pass	Substandard	Doubtful	Total
September 30, 2017
One-to-four-family	$35,749	$50	$—	$35,799
Multi-family	12,002	—	—	12,002
Commercial real estate	19,007	542	—	19,549
Land	158	—	—	158
Construction	1,293	—	—	1,293
Home equity lines of credit	7,112	—	—	7,112
Commercial business	1,419	—	—	1,419
Automobile	5	—	—	5
Other consumer	9	—	—	9
Total	$76,754	$592	$—	$77,346
December 31, 2016
One-to-four-family	$29,560	$787	$—	$30,347
Multi-family	9,747	284	—	10,031
Commercial real estate	14,750	542	—	15,292
Land	170	—	—	170
Construction	499	—	—	499
Home equity lines of credit	5,129	241	—	5,370
Commercial business	1,249	—	—	1,249
Automobile	364	—	—	364
Other consumer	14	—	—	14
Total	$61,482	$1,854	$—	$63,336

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Troubled Debt Restructurings

Our troubled debt restructurings totaled $1,249 at September 30, 2017 and $1,576 at December 31, 2016. There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2017 or the year ended December 31, 2016.

There was one loans modification as troubled debt restructuring with a balance of $50 as of September 30, 2017, which was reported as nonaccrual. There were two loans modified as troubled debt restructurings with a balance of $345 which were reported as nonaccrual as of December 31, 2016.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. During the nine months ended September 30, 2017, one loan totaling $253 secured by a multi-family building, had payments in default and was transferred to repossessed assets and sold during the period.  During the year-ended December 31, 2016, the same loan totaling $284, had payments in default and was reported as non-accrual at December 31, 2016.

The Company has allocated $20 to specific reserves on $514 of loans to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2017. At December 31, 2016, the Company has allocated $32 to specific reserves on $1,231 of loans to customers whose loan terms have been modified in troubled debt restructurings. The Company has not committed to lend additional amounts as of September 30, 2017 and December 31, 2016 to customers with outstanding loans that are classified as troubled debt restructurings.

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

The following table sets forth FHLB advances at the dates indicated. All of the FHLB advances have fixed interest rates and prepayment penalties.

			September 30,	December 31,
Maturity Date	Type	Interest Rate	2017	2016

December 23, 2019	Fixed rate	1.78%	$2,000	$2,000
June 20, 2020	Fixed rate	1.73%	2,000	—
			$4,000	$2,000

The weighted average interest rate on FHLB advances at September 30, 2017 and December 31, 2016 was 1.76% and 1.78%, respectively..The advances are payable at maturity and includes a prepayment penalty.  The advances were collateralized by $11.2 million of first mortgage loans under a collateral agreement at September 30, 2017. Each advance is payable at its maturity date. The Company is not eligible to borrow additional advances without purchasing additional FHLB stock.

Note 7 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted loss per share:

	For the three Months Ended		For the nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net loss	$(216)	$(280)	$(866)	$(890)
Weighted average common shares outstanding (1)	678,395	659,607	676,293	660,093
Basic and diluted loss per share (1)	$(0.32)	$(0.42)	$(1.28)	$(1.35)

1 The outstanding options are considered antidilutive because of the net loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Note 8 – Fair Value Measures

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Assets
Securities available for sale
U.S. government-sponsored entities	$4,930	$—	$4,930	$—
Residential mortgaged-backed	836	—	836	—
	$5,766	$—	$5,766	$—
December 31, 2016
Assets
Securities available for sale
U.S. government-sponsored entities	$6,873	$—	$6,873	$—
Residential mortgaged-backed	1,367	—	1,367	—
	$8,240	$—	$8,240	$—

There were no transfers between Level 1, Level 2, and Level 3 during the nine-months ended September 30, 2017 or the year ended December 31, 2016.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Assets
Impaired loans
Multi-family	$685	$—	$—	$685
Total impaired loans	$685	$—	$—	$685
Repossessed assets
One-to-four-family	$714	$—	$—	$714
Land	—	—	—	—
Total repossessed assets	$714	$—	$—	$714

December 31, 2016
Assets
Impaired loans
One-to-four-family	$725	$—	$—	$725
Multi-family	979	—	—	979
Total impaired loans	$1,704	$—	$—	$1,704
Repossessed assets
Commercial real estate	$321	$—	$—	$321
Land	87	—	—	87
Total repossessed assets	$408	$—	$—	$408

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had an aggregate balance of $685 with a $0 valuation allowance at September 30, 2017 and an aggregate balance of $1,714 with a $10 valuation allowance at December 31, 2016. The impaired loans resulted in no provision for the three months ended September 30, 2017 and a $31 provision for loan losses for the nine months ended September 30, 2017.  There was no provision for the three and nine months ended September 30, 2016.

Repossessed assets, consisting of other real estate owned, are measured at the lower of cost or fair value less costs to sell. Repossessed assets were carried at $714 at September 30, 2017 consisting of the cost basis of $714 and a valuation allowance of $0. Repossessed assets were carried at $408 at December 31, 2016 consisting of the cost basis of $643 and a valuation allowance of $235.  There were no write-downs on repossessed assets for the three and nine months ended September 30, 2017.  There was $68 of write-downs on repossessed assets for the three and nine months ended September 30, 2016.

The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017

	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
Multi-family	$685	Sales comparison approach	Adjustment for differences between the comparable sales	(2.18)	% –	4.51%
Other real estate owned
One-to-four-family	$714	Sales comparison approach	Adjustment for differences between the comparable sales	(8.57)	% –	21.50%

December 31, 2016
	Fair Value	Valuation Technique	Unobservable Inputs	Range
Impaired loans
One-to-four-family	$725	Sales comparison approach	Adjustment for differences between the comparable sales	(17.04)	% –	8.70%
Multi-family	$979	Sales comparison approach	Adjustment for differences between the comparable sales	(7.69)	% –	10.77%
Other real estate owned
Commercial real estate	$321	Sales comparison approach	Adjustment for differences between the comparable sales	(5.70)	% –	4.78%
Land	$87	Sales comparison approach	Adjustment for differences between the comparable sales	(6.67)	% –	6.67%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

		Fair Value Measurements at
		September 30, 2017 Unaudited Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$15,751	$15,751	$—	$—	$15,751
Certificates of deposit in other financial institutions	735	—	735	—	735
Securities available-for-sale	5,766	—	5,766	—	5,766
Loans receivable, net	76,272	—	—	75,414	75,414
FHLB stock	188	N/A	N/A	N/A	N/A
Accrued interest receivable	231	2	27	202	231
Financial liabilities
Demand, money market, and savings	$37,797	$37,797	$—	$—	$37,797
Certificates of deposits	50,879	—	51,097	—	51,097
Federal Home Loan Bank advances	4,000	—	4,007	—	4,007
Advances by borrowers for taxes and insurance	331	331	—	—	331
Accrued interest payable	11	—	11	—	11

		Fair Value Measurements at
		December 31, 2016 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,232	$8,232	$—	$—	$8,232
Certificates of deposit in other financial institutions	3,675	—	3,675	—	3,675
Securities available-for-sale	8,240	—	8,240	—	8,240
Loans receivable, net	62,348	—	—	62,753	62,753
FHLB stock	921	N/A	N/A	N/A	N/A
Accrued interest receivable	176	—	18	160	178
Financial liabilities
Demand, money market, and savings	$38,736	$38,736	$—	$—	$38,736
Certificates of deposits	35,295	—	35,433	—	35,433
Federal Home Loan Bank advances	2,000	—	2,001	—	2,001
Advances by borrowers for taxes and insurance	557	557	—	—	557
Accrued interest payable	1	—	1	—	1

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1

(b)	Certificates of deposit in other financial institutions.

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

Note 9 – Regulatory Capital Matters

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

Effective as of January 1, 2016, financial institutions are required to maintain a capital conservation buffer to avoid restrictions on capital distributions and other payments. If a financial institution’s capital conservation buffer falls below the minimum requirement, its maximum payout amount for capital distributions and discretionary payments declines to a set percentage of eligible retained income based on the size of the buffer. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a three year period, increasing by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. As of September 30, 2017, the Bank’s required capital conservation buffer stood at 1.25%.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands)

As a result of entering into the Consent Order that requires the Bank to achieve and maintain specific capital levels, the Bank’s capital classification under the Prompt Corrective Action rules was “less than adequately capitalized” at September 30, 2017 and "adequately capitalized" at December 31, 2016. As long as the Bank is subject to the Consent Order, the Bank cannot be considered “well capitalized”. The Bank's failure to comply with the Consent Order, including the Consent Order capital requirements, results in the Bank being "less than adequately capitalized". As a result of the Bank being under the Consent Order, the Bank is precluded from paying dividends and from accepting brokered deposits or high rate deposits. The Bank is requesting a waiver from the high rate deposit restriction to allow the Bank to retain certificates of deposit as they mature by meeting local market rates.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

Actual capital levels and minimum required levels for the Bank were as indicated in the table below:

			Minimum Required for Capital		Minimum Required
	Actual		Adequacy Purposes[1]		By the Consent Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total capital (to risk-weighted assets)	$7,540	11.3%	$5,339	8.0%	$8,009	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	6,703	10.0	3,003	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	6,703	10.0	4,004	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	6,703	7.0	3,837	4.0	7,675	8.0
December 31, 2016
Total capital (to risk-weighted assets)	$8,160	14.5%	$4,493	8.0%	$6,739	12.0%
Common equity Tier 1 capital (to risk-weighted assets)	7,456	13.3	2,527	4.5	N/A	N/A
Tier 1 (core) capital (to risk-weighted assets)	7,456	13.3	3,369	6.0	N/A	N/A
Tier 1 (core) capital (to average total assets)	7,456	9.3	3,224	4.0	6,447	8.0

(1)	Under prompt corrective action rules

Note 10 – Employee Benefits

On May 25, 2016, stockholders of the Company approved the Ben Franklin Financial, Inc. 2016 Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 54,666 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 15,619 shares may be issued as restricted stock awards. No more than 39,047 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On January 24, 2017, the Company granted restricted stock awards for 15,619 common shares and stock options for 39,047 common shares under the Plan, all of which vest over a three year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $10.70 per share, which was the closing price of the stock on the grant date. No options were vested, exercised or forfeited as of September 30, 2017.  The options have no intrinsic value as of September 30, 2017.

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

Stock option expense was $10 and $27 during the three and nine months ended September 30, 2017. As of September 30, 2017, there was $89 of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

The fair value of the restricted stock awards was $10.70 per share, which was the closing price of the stock on the January 27, 2017 grant date. None of the restricted stock awards were vested and 312 restricted stock awards were forfeited as of September 30, 2017. Restricted stock award expense was $14 and $28 during the three and nine months ended September 30, 2017. As of September 30, 2017, there was $129 of unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our one-to four-family, home equity line-of-credit, multi-family, commercial real estate, construction, land, commercial business, and automobile lending including purchased loans; our ability to comply with the terms of the Consent Order (the “Consent Order”) entered into between the Bank and the Office of the Comptroller of the Currency (the “OCC”) on November 25, 2015; the future level of deposit insurance premiums applicable to us; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; inflation; general economic conditions, both nationally and in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); our ability to originate a satisfactory amount of high quality loans in an unfavorable economic environment; legislative or regulatory changes that adversely affect our business including the effect of the Dodd-Frank Reform Act, our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; the performance of our investment in FHLB of Chicago stock; changes in our organization, compensation and benefit plans; and other factors. Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission under the heading “Risk Factors.” The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

New Capital Requirements

In July, 2014, the OCC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions and top-tier bank holding companies and savings and loan holding companies with total consolidated assets of $1.0 billion or more (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (8.0% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for us on January 1, 2015. The capital conservation buffer requirement began at 0.625% January 1, 2016 and becomes fully phased in at 2.5% on January 1, 2019.

Consent Order

On November 25, 2015 the Bank entered into a revised Consent Order (the “New Order”) with the Office of the Comptroller of the Currency (“OCC”). Concurrent with the execution of the New Order, the Bank’s prior Consent Order (the “Old Order”) entered into between the Bank and the OCC dated December 19, 2012 was terminated. The New Order is comprised of two substantive articles as opposed to 12 substantive articles under the Old Order. The New Order reduced the Bank’s minimum required Tier 1 leverage capital ratio to 8% from 9% under the Old Order and its minimum total risk-based capital ratio to 12% from 13% under the Old Order. The New Order requires the Bank to revise its current Capital and Strategic Plan (the "Strategic Plan") to include a capital distribution policy. Additionally, the New Order requires the Bank to revise its Strategic Plan to identify parameters and triggers, which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the 8% and 12% capital requirements under the New Order. The New Order continues to require quarterly reporting to the OCC and board monitoring requirements. At September 30, 2017 the Bank's Tier 1 leverage ratio was less than the 8% requirement under the Consent Order and the Bank's total risk-based capital ratio was less than the 12% requirement, therefore at September 30, 2017, the Bank was not in compliance with the capital requirements of the Consent Order.  See Note 9 of the Notes to Consolidated Financial Statements.  At December 31, 2016 the Bank was in compliance with the required minimum ratios. To comply with the capital levels of the Consent Order, and to execute on our business plan which includes significant growth, we will need to raise additional capital. Such capital may not be available at terms that will allow us to execute on our business plan and become profitable, or may not be available at all. If we are not able to raise the additional capital required to comply with the Consent Order and to execute on our business plan, we will explore other options.

To comply with the capital levels of the New Order and execute on our business plan which contemplates significant growth, we will need to raise additional capital, which may not be available at terms that are acceptable if at all.  In addition, under the New Order the Bank is required to receive regulatory non-objection to a revised Strategic Plan that, among other things, identifies parameters and triggers which would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the capital requirements under the New Order. On January 30, 2017, the Bank submitted to the OCC a revised Strategic Plan.  By letter dated March 2, 2017, the OCC informed the Bank that it would not grant its non-objection to the Strategic Plan as submitted by the Bank. On August 31, 2017, the Bank submitted to the OCC a second revised Strategic Capital Plan to which the OCC has not responded.  If the Bank is unable to meet the capital requirements and other requirements of the New Order, the OCC may institute other corrective measures and has enforcement powers to impose additional restrictions on the Bank’s operations, including seizure.  Only the OCC has the authority to determine whether or not the provisions of the New Order have been met.

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

Our strategic plan to increase income includes growing our loan portfolio through a combination of our internal origination efforts and participations in loans with other financial institutions. We believe we must continue to increase our level of higher interest earning assets to become profitable. During the fourth quarter of 2016 and continuing through the third quarter of 2017, we have been able to generate loan growth needed to increase our interest income, however, we continue to incur costs associated with resolving some of our current problem assets and costs associated with being a public company. The board of directors realizes that it will take a significant amount of time for us to accomplish our growth objective and that meeting the capital requirements of the New Order requires that alternate strategies need to be explored including the need for additional capital which may not be available at a cost consistent with the successful implementation of our strategic plan, or at all.  If we cannot raise additional capital, we may explore other options, including the merger or sale of the Company.

Based on the above, we do not anticipate net income until we experience significant growth in our earning assets base pursuant to our business plan. To increase our earning asset base, we will need to increase our capital.  There can be no assurances, however, that we will successfully execute on our business plan and be able to return to profitability in the timeframe we expect or at all.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Assets. Total assets at September 30, 2017 were $100.8 million compared to $85.3 million at December 31, 2016, an increase of $15.5 million, or 18.2%. This increase was primarily due to the $13.9 million increase in our loan portfolio balance, the $7.5 million increase in in our cash and cash equivalents, and the $306,000 increase in the balance of our repossessed assets, partially offset by a $2.9 million decrease in our certificates of deposits in other financial institutions, a $2.5 million decrease in our securities available for sale, and a $733,000 decrease in our Federal Home Loan Bank stock.

The increase in our loan portfolio balance during the first nine months of 2017 was due to the $5.5 million increase in our one- to four- family residential loan portfolio, the $4.3 million increase in our commercial real estate loan portfolio, the $2.0 increase in our multi-family loan portfolio, the $1.7 increase in our home equity line-of-credit portfolio, and the $794,000 increase in our construction loan portfolio, partially offset by the $359,000 decrease in our automobile portfolio. The increase in our one- to four- family residential loan portfolio included the purchase of $3.5 million pool of such loans from another financial institution.  The decrease in our automobile portfolio was the result of the repurchase of the outstanding balance of our indirect automobile portfolio, at par, by the financial institution servicing the portfolio.  The increase in loan origination activity is primarily the result of the staffing changes that were implemented in the lending area during 2016.

At September 30, 2017, our allowance for loan losses was $1.0 million, or 1.31% of total loans, compared to $904,000, or 1.43% of total loans, at December 31, 2016. Our allowance reflects a $128,000 provision for loan losses for the nine months ended September 30, 2017.  The provision was primarily due to the increase in the balance of our loan portfolio and $21,000 of net charge-offs. Our allowance for loan losses to total loans decreased to 1.31% at September 30, 2017, primarily due to the improved credit quality of our loan portfolio as reflected in our declining loan charge-offs over the past several years.  Our loans classified as substandard or doubtful, which also represents our non-accrual loans, were $592,000  or 0.77% of total loans at September 30, 2017 compared to $1.9 million or 2.93% of total loans at December 31, 2016.  The decrease was primarily due to the transfer of a residential loan and a multi-family loan with a total book value of $965,000 to other real estate owned and the payoff of a home equity line-of-credit loan totaling $241,000.  Our loans classified as troubled debt restructurings (TDRs) totaled $1.2 million at September 30, 2017, of which $1.2 million were accruing, compared to $1.6 million at December 31, 2016, of which $1.2 million were accruing.

Our Federal Home Loan Bank stock decreased $733,000 or 79.6% to $188,000 due to the net redemption of stock exceeding the required levels.  Our securities portfolio decreased $2.5 million primarily due to the sale of $2.0 million of government sponsored entity notes and $328,000 of mortgaged-backed securities.  Our cash and cash equivalents increased $7.5.million to $15.8 million at September 30, 2017 primarily due to the increase in our customer deposits. Our certificates of deposit with other financial institutions decreased due to the maturity of $2.9 million of such certificates of deposit.

Our repossessed assets increased $306,000 to $714,000 at September 30, 2017 due to the foreclosure of two loans totaling $965,000 and the sale of three properties totaling $659,000. The balance of our repossessed properties include a residential property with a book value of $714,000.

Liabilities. Our total liabilities increased $16.3 million or 21.2% to $93.5 million at September 30, 2017. Our deposits increased by $14.7 million or 19.8% to $88.7 million at September 30, 2017 compared to $74.0 million at December 31, 2016, primarily due to the $15.6 million or 44.2% increase in our certificate of deposit accounts. The increase in our certificate of deposit accounts was primarily due to an increase in high yielding certificate accounts in our competitive market for deposits.  Our advances from the Federal Home Loan Bank increased $2.0 million.  The funds from the increase in deposits and Federal Home Loan Bank advances were primarily to meet liquidity needs and funding for our projected loan portfolio growth.

Stockholders’ Equity. Total stockholders’ equity at September 30, 2017 was $7.3 million, a decrease of $777,000 or 9.6% from December 31, 2016. The decrease resulted primarily from our net loss of $866,000 for the nine months ended September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. For the three months ended September 30, 2017 our net loss was $216,000 compared to a net loss of $280,000 for the three months ended September 30, 2016. The decrease in our net loss was primarily due to the increase in our net interest income and decrease in non-interest expense, partially offset by an increase in our provision for loan losses.

Interest Income. Interest income was $981,000 for the three months ended September 30, 2017, an increase of $225,000, or 29.8%, compared to the prior year period. Interest income from loans increased $219,000 or 31.1% primarily due to the $18.5 million increase in the average balance of our loan portfolio to $74.7 million at September 30, 2017 compared to the prior period. The increase in the average balance was primarily due to the $9.3 million increase in our multi-family and commercial real estate loan portfolio, the $7.3 million increase in our residential loan portfolio, the $1.2 million increase in our home equity line-of-credit portfolio, and the $1.2 million increase in our construction loan portfolio.  The yield of our loan portfolio was 4.93% for the three months ended September 30, 2017 compared to 5.03% for the prior year period.

Interest income from securities decreased $7,000 or 23.3% to $23,000 for the three months ended September 30, 2017 compared to the prior year period. The average balance of our securities decreased $2.3 million primarily due to the sale of $2.0 million of government entity notes in the second quarter of 2017 and the sale of $328,000 of mortgage-backed securities in the third quarter of 2017.  The yield on our security portfolio was 1.48% for the three months ended September 30, 2017 compared to 1.42% for the prior year period. Interest income from interest earning deposits increased $13,000 to $34,000 for the three months ended September 30, 2017 compared to the prior year period primarily due to the 51 basis point increase in yield due to the increases in short term rates by the Federal Open Market Committee over the past year.

Interest Expense. Interest expense for the three months ended September 30, 2017 was $158,000, an increase of $77,000 or 95.1% from the prior year period due to the increase in interest expense on deposits. The average cost of deposits increased to 0.71% for the three months ended September 30, 2017 compared to 0.49% for the prior year period as the average cost of our certificate of deposit accounts increased to 1.11% for the three months ended September 30, 2017 compared to 0.84% for the prior year period. The average balance of our certificate of deposit accounts increased $13.2 million to $46.8 million. The market rate for these deposits has been increasing in our local market and we have competitively priced our certificates to attract these deposits.   The average balance of our savings accounts increased $884,000 for the three months ended September 30, 2017.  These increases were partially offset by the $1.4 million decrease in the average balance of our money market accounts as customers are investing excess funds in higher yielding alternatives such as certificates of deposit.  Interest expense on Federal Home Loan Bank advances increased $16,000 due to the addition of a $4.0 million of advances since the end of 2016. We increased the balance of our certificates of deposit and Federal Home Loan Bank advances to fund the growth of our loan portfolio and increase the available liquidity for future needs.

Net Interest Income. Net interest income for the three months ended September 30, 2017 was $823,000 compared to $675,000 for the three months ended September 30, 2016. For the three months ended September 30, 2017, the average yield on interest-earning assets was 4.21% and the average cost of interest-bearing liabilities was 0.76% compared to 3.90% and 0.49%, respectively, for the three months ended September 30, 2016. These changes resulted in a net interest rate spread and net interest margin of 3.45% and 3.54% respectively for the three months ended September 30, 2017 compared to a net interest rate spread of 3.41% and net interest margin of 3.48% for the prior year period.  The increase in our net interest rate spread and net interest margin is primarily due to the increase in the average balance of our higher yielding interest earning assets.

Provision for Loan Losses.  Our provision for loan losses was $18,000 for the three months ended September 30, 2017 compared to a credit provision for loan losses of $95,000 for the three months ended September 30, 2016. The provision for the three months ended September 30, 2017 was primarily due to the increase in our loan portfolio balance.  The credit for the prior year period was primarily the result of an $86,000 recovery on a discounted payoff of a loan secured by a multi-family property.  At September 30, 2017, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the three months ended September 30, 2017, non-interest income was $19,000 compared to $25,000 for the three months ended September 30, 2016.  Non-interest income for the three months ended September 30, 2017 included the $6,000 gain on the sale of mortgaged-backed securities and the $20,000 loss on the sale of a repossessed assets. Income from fees for originating loans for other financial institutions increased $7,000 due to higher origination volume.

Non-interest Expense. For the three months ended September 30, 2017, our non-interest expense decreased $32,000 or 3.0% compared to the prior year period. Our repossessed asset costs decreased $70,000 primarily due to the $68,000 write-down of a commercial real estate property for the three months ended September 30, 2016. Our other costs decreased $40,000 primarily due to the $18,000 decrease in problem loan costs and the $20,000 change in the provision for off-balance sheet commitments. Our compensation and employee benefit costs increased $84,000 or 19.9% primarily due to staffing changes and the cost associated with grants from our equity incentive plan at the beginning of 2017.  Professional fees increased $15,000 primarily due to the increase in our legal fees related to general corporate matters.

 Income Tax. We recorded immaterial amounts for income taxes for the three months ended September 30, 2017 and 2016.  Currently our net deferred tax asset has a full valuation allowance.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. For the nine months ended September 30, 2017 our net loss was $866,000 compared to a net loss of $890,000 for the nine months ended September 30, 2016. The decrease in our net loss was primarily due to the increases in our net interest income, partially offset by increases in our non-interest expense and the change in our provision for loan losses.

Interest Income. Interest income was $2.8 million for the nine months ended September 30, 2017, an increase of $539,000, or 24.4%, compared to the prior year period. Interest income from our loan portfolio increased $543,000 or 26.5%. The average balance of our loan portfolio increased $14.5 million for the nine months ended September 30, 2017 compared to the prior year period primarily due to the $7.2 million increase in our multi-family and commercial real estate loan portfolio, the $5.7 million increase in our one- to four-family residential loan portfolio, the $1.4 million increase in our home equity line-of-credit loan portfolio and the $992,000 increase in the balance of our construction loan portfolio. These balance increases were partially offset by the $475,000 decrease in the average balance of our consumer loans. The consumer loan decrease was primarily due to the repurchase of the remaining balance of our indirect automobile portfolio at par by the original seller.  The increase in our one- to four-family residential loans was primarily due to the purchase of a $3.5 million pool of such loans from another financial institution. The yield on our loan portfolio was 4.89% for the nine months ended September 30, 2017 compared to 4.86% the prior year period.

Interest income from securities decreased $17,000 or 16.7% to $85,000 for the nine months ended September 30, 2017 primarily due to the $1.9 million decrease in the average balance of our securities portfolio to $7.5 million primarily due to the sale of $2.0 million of government entity securities and $328,000 of mortgage-backed securities. The average yield for our securities portfolio was 1.51% for the nine months ended September 30, 2017 compared to 1.44% for the prior year period. Interest income from other interest earning assets was $77,000 for the nine months ended September 30, 2017, an increase of $13,000 from the prior year. The average balance of our other interest earning assets decreased $3.5 million primarily to fund the increase in our loan portfolio.  The yield on our other interest earning assets increased to 1.01% for the nine months ended September 30, 2017 compared to 0.62% primarily due to the increases in short term rates by the Federal Open Market Committee over the past year. The average balance of our certificates of deposits with other financial institutions was $2.2 million for the nine months ended September 30, 2017 compared to $4.0 million in the comparable period of 2016.

Interest Expense. Interest expense for the nine months ended September 30, 2017 was $381,000, an increase of $143,000 or 60.1% from the prior year.  Interest expense on deposits increased $109,000 as the average balance of our interest bearing deposits increased $8.2 million. The average balance of our certificate of deposit accounts increased $8.6 million to $42.1 million and the average balance of our savings accounts increased $1.3 million.  These increases were partially offset by the $1.5 million decrease in the average balance of our money market accounts as customers invested excess funds in higher yielding alternatives such as certificates of deposit.  Interest expense on Federal Home Loan Bank advances increased $34,000 due to the $2.5 million increase in the average balance for the nine months ended September 30, 2017 compared to the prior year period.  We increased the balance of our certificates of deposit and Federal Home Loan Bank advances to fund the growth of our loan portfolio and increase liquidity for future needs.

Net Interest Income. Net interest income for the nine months ended September 30, 2017 was $2.4 million compared to $2.0 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, the average yield on interest-earning assets was 4.15% and the average cost of interest-bearing liabilities was 0.65% compared to 3.72% and 0.47%, respectively, for the nine months ended September 30, 2016. These changes resulted in a net interest rate spread and net interest margin of 3.50% and 3.58%, respectively, for the nine months ended September 30, 2017, compared to a net interest rate spread of 3.25% and net interest margin of 3.32% for the prior year period. The increase in our net interest rate spread and net interest margin is primarily due to the increase in the average balance of our higher yielding interest earning assets.

Provision for Loan Losses. Our provision for loan losses was $128,000 for the nine months ended September 30, 2017 compared to a credit provision for loan losses of $128,000 for the nine months ended September 30, 2016. The provision for the nine months ended September 30, 2017 was primarily due to the increase in the balance of our loan portfolio.  The credit for the prior year period was primarily due to an $86,000 recovery on a discounted payoff of a loan secured by a multi-family property and the $24,000 recovery from a residential construction loan. At September 30, 2017, management concluded that the balance in our allowance for loan losses appropriately reflected the probable incurred credit losses in the portfolio based on an analysis of the Bank’s historical loss history and other current factors including market values and current economic conditions and trends.

Non-interest Income. For the nine months ended September 30, 2017, non-interest income was $77,000 compared to $86,000 for the nine months ended September 30, 2016. Non-interest income included a net loss of $17,000 from the sale of three repossessed assets for the nine months ended September 30, 2017. Income from repossessed assets, included in other non-interest income, increased $14,000 for the nine months ended September 30, 2017 compared to the prior year period.

Non-interest Expense. For the nine months ended September 30, 2017, our non-interest expense increased $128,000 or 4.1% compared to the prior year period. Our compensation and employee benefit costs increased $230,000 or 17.9% primarily due to $144,000 related to staffing and salary changes and $65,000 for the costs of our equity incentive awards.  Occupancy costs increased $43,000 primarily due to the $51,000 increase in depreciation for leasehold improvements for our branch office completed in June of 2016. Our other real estate losses and holding costs decreased $51,000 primarily due to the $68,000 write-down of a commercial real estate property for the nine months ended September 30, 2016.  Our other costs decreased $41,000 primarily due to a $40,000 one time operational loss for the nine months ended September 30, 2016. Our FDIC insurance premium decreased $25,000 primarily due to a change in the FDIC's calculation method.

Income Tax. We recorded immaterial amounts for income taxes for the nine months ended September 30, 2017 and 2016.  Effective July 1, 2017, the Illinois corporate income tax rate has increased from 7.75% to 9.50% or 32%,  The increase in rate resulted in a $137,000 increase in the balance of deferred taxes, and a corresponding increase in our valuation allowance beginning in the third quarter of 2017. Currently our net deferred tax asset has a full valuation allowance.

Non-Performing Assets

The following table sets forth the amounts and categories of our non-performing assets at the dates indicated.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-accrual loans (excluding troubled debt restructurings):
Real estate loans:
One- to four-family residential	$—	$726
Multi-family	—	—
Commercial business	542	542
Construction	—	—
Land	—	—
Home equity lines of credit	—	241
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total non-accrual loans	542	1,509
Loans 90 days or more past due and still accruing:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial business	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total loans 90 days or more past due and still accruing	—	—
Non-accruing troubled debt restructurings:
Real estate loans:
One- to four-family residential	50	61
Multi-family	—	284
Commercia businessl	—	—
Construction	—	—
Land	—	—
Home equity lines of credit	—	—
Commercial business loans	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total non-accruing troubled debt restructured loans	50	345
Total non-performing loans	592	1,854
Repossessed Assets:
Real estate loans:
One- to four-family residential	714	—
Multi-family	—	—
Commercial business	—	321
Construction	—	—
Land	—	87
Home equity lines of credit	—	—
Commercial business	—	—
Automobile loans	—	—
Other consumer loans	—	—
Total foreclosed assets	714	408
Total non-performing assets	$1,306	$2,262
Total accruing troubled debt restructured loans	$1,199	$1,231
Ratios:
Non-performing loans and non-performing troubled-debt-restructurings to gross loans	0.77%	2.93%
Non-performing assets to total assets	1.30%	2.65%
Non-performing assets and accruing troubled debt restructurings to total assets	2.48%	4.10%

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

	Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$74,654	$924	4.93%	$56,174	$705	5.03%
Securities (1)	6,178	23	1.48	8,496	30	1.42
Other interest-earning assets (2)	11,902	34	1.14	13,035	21	0.63
Total interest-earning assets	92,734	$981	4.21	77,705	$756	3.90
Non-interest-earning assets	3,203			2,819
Total assets	$95,937			$80,524
Liabilities and stockholders’ equity:
Savings deposits	$12,737	$5	0.15	$11,853	$4	0.15
Demand deposits	8,987	1	0.05	8,914	1	0.06
Money market deposits	10,476	4	0.15	11,881	5	0.15
Certificates of deposit	46,801	132	1.11	33,575	71	0.84
Total interest-bearing deposits	79,001	142	0.71	66,223	81	0.49
Federal Home Loan Bank advances	3,587	16	1.78	—	—	—
Total interest-bearing liabilities	82,588	158	0.76	66,223	81	0.49
Non-interest-bearing deposits	5,070			4,558
Other liabilities	666			830
Total liabilities	88,324			71,611
Stockholders’ equity	7,613			8,913
Total liabilities and stockholders’ equity	$95,937			$80,524
Net interest income		$823			$675
Net interest rate spread			3.45%			3.41%
Net interest-earning assets	$10,146			$11,482
Net interest margin			3.54%			3.48%
Average of interest-earning assets to interest-bearing Liabilities			112.29%			117.34%

(1)	Securities include Federal Home Loan Bank stock with average balances of $188,000 and $921,000 for the three months ended September 30, 2017 and 2016, respectively.
(2)	Other interest earning assets include certificates of deposit in other financial institutions and cash equivalents.

	Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$70,764	$2,589	4.89%	$56,218	$2,046	4.86%
Securities (1)	7,496	85	1.51	9,432	102	1.44
Other interest-earning assets (2)	10,242	77	1.01	13,711	64	0.62
Total interest-earning assets	88,502	$2,751	4.15	79,361	$2,212	3.72
Non-interest-earning assets	3,073			2,447
Total assets	$91,575			$81,808
Liabilities and stockholders’ equity:
Savings deposits	$12,818	$14	0.15	$11,510	$13	0.15
Demand deposits	9,206	4	0.06	9,371	4	0.06
Money market deposits	11,068	12	0.15	12,563	14	0.15
Certificates of deposit	42,125	317	1.00	33,562	207	0.82
Total interest-bearing deposits	75,217	347	0.62	67,006	238	0.47
Federal Home Loan Bank advances	2,535	34	1.79	—	—	—
Total interest-bearing liabilities	77,752	381	0.65	67,006	238	0.47
Non-interest-bearing deposits	5,132			4,641
Other liabilities	828			963
Total liabilities	83,712			72,610
Stockholders’ equity	7,863			9,198
Total liabilities and stockholders’ equity	$91,575			$81,808
Net interest income		$2,370			$1,974
Net interest rate spread			3.50%			3.25%
Net interest-earning assets	$10,750			$12,355
Net interest margin			3.58%			3.32%
Average of interest-earning assets to interest-bearing Liabilities			113.83%			118.44%

(1)	Securities include Federal Home Loan Bank stock with average balances of $251,000 and $921,000 for the six months ended September 30, 2017 and 2016, respectively.
(2)	Other interest earning assets include certificates of deposit in other financial institutions and cash equivalents.

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

	Three Months Ended September 30, 2017 vs. 2016			Nine Months Ended September 30, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$240	$(21)	$219	$539	$4	$543
Securities	(8)	1	(7)	(22)	5	(17)
Other interest-earning assets	(2)	15	13	(19)	32	13
Total interest-earning assets	230	(5)	225	498	41	539
Interest-bearing liabilities:
Savings deposits	1	—	1	1	—	1
Demand accounts	—	—	—	—	—	—
Money market accounts	(1)	—	(1)	(2)	—	(2)
Certificates of deposit	33	28	61	59	51	110
Total deposits	33	28	61	58	51	109
Federal Home Loan Bank advances	16	—	16	34	—	34
Total interest-bearing liabilities	49	28	77	92	51	143
Change in net interest income	$181	$(33)	$148	$406	$(10)	$396

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities for the nine months ended September 30, 2017 and 2016 were ($726,000) million and ($888,000). Net cash from investing activities consisted primarily of disbursements for loan originations, investment security purchases, and investments in certificates of deposit in other financial institution purchases, offset by principal collections on loans, payments and calls on investment securities, and sales of investment securities and repossessed assets. Net cash flows from investing activities for the nine months ended September 30, 2017 and 2016 were ($8.2) million and $4.7 million. Net cash from financing activities consisted primarily of activity in deposits and escrow accounts and Federal Home Loan Bank advances. Net cash flows from financing activities for the nine months ended September 30, 2017 and 2016 were ($16.4 million and ($3.3) million.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $15.8 million. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds.

At September 30, 2017, certificates of deposit scheduled to mature in one year or less from September 30, 2017 totaled $21.7 million, of which $12.9 million is at an interest rate that is 75 basis points above the national deposit rate published by the FDIC (the “Threshold”). In the past, we have been able to retain a significant portion of maturing deposits and meet current loan commitments. However, because we are subject to the Consent Order, we must obtain the prior written approval of the FDIC in order to renew or rollover existing deposits that exceed the Threshold, as well as to accept new deposits at interest rates that are above the Threshold.  The Bank is requesting approval from the FDIC to renew and rollover maturing deposits that are above the Threshold and to accept new deposits at market interest rates that are above the Threshold.  If we are not able to receive the requested approvals from the FDIC, our deposit balances will decrease and the Bank would experience a material decrease in its liquidity position.

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

Quantitative measures established by regulation to help ensure capital adequacy require Ben Franklin Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. On November 25, 2015, Ben Franklin Bank entered into the New Order with the OCC (see “Supervision and Regulation—Consent Order and Board Resolutions”) which among other things included a requirement to maintain a total risk-based capital ratio of at least 12% and a minimum Tier 1 leverage capital ratio of at least 8%. At September 30, 2017, the Bank did met the requirements of the minimum capital ratios of the New Order.  Ben Franklin Bank’s capital classification under the Prompt Corrective Action rules was “less than adequately capitalized” at September 30, 2017.

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

PART II—Other Information
Item 1. Legal Proceedings

At September 30, 2017 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

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

Under the New Order, the Bank is required to maintain a minimum Tier 1 leverage capital ratio of 8.0% and a minimum total risk-based capital ratio of 12.0%.  As of September 30, 2017, our Tier 1 leverage ratio and total risk-based capital ratios were 7.0% and 11.3%, respectively below that required by the New Order. In addition, our business strategy contemplates significant growth of our loan portfolio.  To implement our business strategy and comply with the New Order, we will need to raise additional capital.  Our ability to raise capital to meet our minimum capital requirements and to implement our strategic plan will depend on conditions in the capital market at that time, which are outside of our control, and on our financial performance.  If we raise additional capital, we may do so on terms that are dilutive (including dilutive on a book value per share and earning per share basis) to our other stockholders.  If we cannot raise additional capital when needed on terms that are consistent with the successful implementation of our business strategy, it would affect our operations and could cause our business strategy to be unsuccessful.

The New Order requires the Bank to receive regulatory non-objection to a revised Strategic Plan and meet certain minimum capital requirements. As of the date of this filing, the Bank was not in compliance with such requirements of the New Order, which could result in additional regulatory actions that would adversely affect our financial condition and results of operations.

As further discussed in the risk factor above, the Bank is not in compliance with the minimum capital requirements of the New Order.  Under the New Order, the Bank is also required to receive regulatory non-objection to a revised Capital and Strategic Plan that, among other things, must identify parameters and triggers that would cause the board of directors to market the Bank for merger or sale, in the event it failed to meet the capital requirements under the New Order. On January 30, 2017, the Bank submitted to the OCC a revised Capital and Strategic Plan, and by letter dated March 2, 2017, the OCC informed the Bank that it would not grant its non-objection to the Capital and Strategic Plan as submitted by the Bank.  On August 31, 2017, the Bank submitted a revised Strategic Plan to the OCC to which the OCC has not yet responded.  If the Bank is not able to achieve and maintain compliance with the terms of the New Order, the OCC may institute additional corrective measures and has enforcement power to impose other restrictions on the Bank's operations, including seizure.  Only the OCC has authority to determine whether or not the provisions of the New Order have been met.

Because we are subject to the Consent Order, we are subject to certain restrictions on the amount of interest we can pay on deposits without prior written approval from the FDIC.  If we are unable to obtain from the FDIC approval to renew or rollover our current deposits when they mature or attract sufficient new deposits, we would experience a material decrease in our liquidity position.

At September 30, 2017, we had $5.5 million of outstanding commitments for unused lines of credit. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows.  Certificates of deposit scheduled to mature in one year or less from September 30, 2017 totaled $21.7 million, of which $12.9 million is at an interest rate that is 75 basis points above the national deposit rate published by the FDIC (the “Threshold”). In the past, we have been able to retain a significant portion of maturing deposits and meet current loan commitments. However, because we are subject to the Consent Order, we must obtain the prior written approval of the FDIC in order to renew or rollover existing deposits that exceed the Threshold, as well as to accept new deposits at interest rates that are above the Threshold.  The Bank is requesting approval from the FDIC to renew and rollover maturing deposits that are above the Threshold and to accept new deposits at market interest rates that are above the Threshold.  If we are not able to receive the requested approvals from the FDIC, our deposit balances will decrease and the Bank would experience a material decrease in its liquidity position.

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

(a) Exhibits

31.1 Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2 Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1 Section 1350 Certification (Chief Executive Officer and Chief Financial Officer)

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (v) the notes to the Consolidated Financial Statements

101.INS   XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH XBRL Taxonomy Extension Schema Document

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

BEN FRANKLIN FINANCIAL, INC. (Registrant)

Date: November 13, 2017	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer

Date: November 13, 2017	/s/ Glen A. Miller
Glen A. Miller
Senior Vice President and Chief Financial Officer

